Form 10-K
period 1993-12-31
CLARIDGE HOTEL & CASINO CORP
filed 1994-03-30
CIK 730409

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K

                             ANNUAL REPORT
    (Mark One)

     ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended    December 31, 1993

     (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from
                      ___________to___________

                   Commission File Number 0-11268

            THE CLARIDGE HOTEL AND CASINO CORPORATION
       (Exact name of registrant as specified in its charter)

           New York                                  22-2469172
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

   Indiana Avenue and the Boardwalk
       Atlantic City, New Jersey                         08401
(Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code: (609) 340-3400
                         __________________

Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange
     Title of each class                        on which registered
     -------------------                       ---------------------
  First Mortgage Notes, due 2002              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Stock, $.001 par value
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes __X___  No _____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. Therefore, there is no established trading market for any class of shares of the Corporation. The Corporation did, in 1989, jointly with Atlantic City Boardwalk Associates, L.P. ("Partnership") and Del Webb Corporation ("Webb"), register certain Contingent Payment Rights.
As stated in the Prospectus dated May 5, 1989, Contingent Payment Rights may or may not be securities. None of the Corporation, the Partnership, or Webb has admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities.

Indicate the number of shares outstanding of each class of the Registrant's Stock, as of the latest practicable date:

                   Number of Shares Outstanding
                         March 29, 1994
                   ----------------------------
Class A Stock          4,988,537 (After deducting 73,963 shares of
                                    Treasury Stock)

                 DOCUMENTS INCORPORATED BY REFERENCE
                 -----------------------------------

                DOCUMENT                             FORM 10-K PART
                --------                             --------------

Portions of the definitive Proxy Statement with            III
respect to the Annual Meeting of Shareholders scheduled to be held on June 7, 1994 (hereinafter referred to as the "Proxy Statement"), but specifically excluding the section titled "Report on Executive Compensation" which shall not be deemed to be incorporated by reference herein

                               PART I

Item 1.  BUSINESS

General Development of the Business
- -----------------------------------
   The Claridge Hotel and Casino Corporation (the "Corporation"), a New York corporation was formed on August 26, 1983, and qualified to engage in business in New Jersey as a foreign corporation in September 1983. The Corporation holds all of the shares of capital stock of The Claridge at Park Place, Incorporated, a New Jersey corporation ("New Claridge"), which was formed on August 29, 1983. On October 31, 1983, New Claridge acquired certain assets of The Claridge Hotel and Casino ("Claridge"), including gaming equipment ("Casino Assets"), from Del E. Webb New Jersey, Inc. ("DEWNJ") a wholly-owned subsidiary of Del Webb Corporation ("Webb"); leased certain other of the Claridge's assets, including the buildings, parking facility and non-gaming, depreciable, tangible property of the Claridge ("Hotel Assets"), from Atlantic City Boardwalk Associates, L.P., a New Jersey limited partnership ("Partnership"); subleased the land on which the Claridge is located from the Partnership; assumed certain liabilities related to the acquired assets; and undertook to carry on the business of the Claridge.

     These transactions were entered into in connection with the private placement of equity interests in the Corporation and the Partnership. The offering was structured to furnish the investors with certain tax benefits available under the federal tax law then in effect. Following the 1983 transactions, Webb and its affiliates retained significant interests in the Claridge. The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in the private placement as units, and because there has been relatively little trading in the stock or Partnership interests, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Corporation and the Partnership are independent entities, over 93% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership. The Partnership does not currently engage in any significant business activities other than those relating to the Claridge.

   In October 1988, the Corporation and New Claridge entered into an agreement to restructure the financial obligations of the Corporation and New Claridge (the "Restructuring Agreement"). The restructuring, which was consummated in June 1989, resulted in (i) a reorganization of the ownership interests in the Claridge; (ii) modifications of the rights and obligations of certain lenders; (iii) satisfaction and termination of the obligations and commitments of Webb and DEWNJ under the original structure; (iv) modifications of the lease agreements between New Claridge and the Partnership; and (v) the forgiveness by Webb of substantial indebtedness (see Item 1. Business - "1989 Restructuring").

   In October 1983, the Partnership granted to New Claridge the
Wraparound Mortgage which was inclusive of and subordinate to an $80 million first mortgage (the "First Mortgage") granted by the Partnership to a group of banks and a $47 million purchase money second mortgage (the "Purchase Money Second Mortgage") granted by the
Partnership to DEWNJ. The Purchase Money Second Mortgage was subsequently cancelled upon satisfaction of certain conditions agreed to in the Restructuring Agreement. (see Item 1. Business -"1989
Restructuring" and "Certain Transactions and Agreements").

   The current relationships of the Corporation, New Claridge and the Partnership are described below.

   The Casino Assets are owned by New Claridge. The Hotel Assets and underlying land are owned by the Partnership and leased by the Partnership to New Claridge. The lease obligations are set forth in a lease (the "Operating Lease"), originally entered into on October 31, 1983, and an expansion operating lease (the "Expansion Operating Lease"), covering additions to the Claridge made in 1986. Pursuant to the Restructuring Agreement, the Operating Lease and Expansion Operating Lease were amended to provide for the deferral by the Partnership of $15.1 million of rental payments and the abatement by the Partnership of $38.8 million of basic rent payable through 1998 (see Item 1. Business - "Certain Transaction and Agreements").

   The Corporation maintains its executive and administrative offices at Indiana Avenue and the Boardwalk, Atlantic City, New Jersey 08401, telephone number (609) 340-3400.

Recent Business Developments
- ----------------------------
   On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement; however, the Corporation believes that its current resources are adequate to fund future obligations as they become due.

   The Notes are secured by a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, and by a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement.

   The balance of the net proceeds from the offering of the Notes will be used (i) to fund internal improvements intended to expand the Claridge's casino capacity, which will result in the addition of approximately 550 slot machines, as well as a poker and simulcast area;
(ii) the possible acquisition of an adjacent parcel of land and construction on that land of a self-parking garage facility; (iii) the possible purchase of the Contingent Payment (see Item 1. Business - "1989 Restructuring") granted in 1989 and now held in a trust for the benefit of the United Way of Arizona; and (iv) the potential expansion of the Corporation's activities into emerging gaming markets.

   On December 30, 1992, the Corporation and Fitzgeralds Las Vegas, L.P. ("Fitzgeralds") executed a Letter of Intent to combine the business and assets of the two organizations. A definitive agreement was not reached and the Letter of Intent expired by its own terms on June 28, 1993.

The Claridge
- ------------
   The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. The Claridge's casino consists of approximately 43,600 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,390 slot machines and 67 table games, including 44 blackjack tables, ten craps tables, six roulette tables, two mini-baccarat tables, one baccarat table, one big six wheel, one red dog table, one sic bo table and one pai gow poker table. The hotel with related amenities consists of 501 guest rooms (including 66 two- and three-room suites, 26 specialty suites and four tower penthouse suites), five restaurants, a snack shop, a buffet area, three lounges, a private player's club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon and a health club with an indoor swimming pool.

   Built in 1929 as a hotel, the Claridge was remodeled at a cost of approximately $138 million prior to its reopening as a casino hotel in 1981. The Claridge was further renovated and expanded in 1986 at a cost of approximately $20 million, which provided approximately 10,000 square feet of casino space together with a 3,600 square foot lounge ("Expansion Improvements"). Since 1991 the Claridge's exterior, lobby and other public areas have been refurbished. The Claridge currently is in the process of redecorating all of its guest rooms and has completed the redecoration of over 125 rooms, with the remainder scheduled for completion by 1995.

   New Claridge experiences a seasonal fluctuation in demand, which is typical of casino-hotel operations in Atlantic City. Historically, peak demand has occurred during the summer season. New Claridge's principal market is the Mid-Atlantic area of the United States. Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act ("Casino Control Act") and regulations thereunder which affect virtually all aspects of casino operations. (See Item 1. Business - "Competition" and "Gaming Regulation and Licensing").

1989 Restructuring
- ------------------
   On October 27, 1988, the parties with an economic interest in the Corporation and New Claridge, including the banks holding the First Mortgage (the "First Mortgage Lenders"), executed the Restructuring Agreement with respect to the restructuring of the financial obligations of the Corporation and New Claridge. Had the Corporation not entered into the Restructuring Agreement, New Claridge probably would not have been relicensed by the New Jersey Casino Control Commission (the "Commission") for the license period beginning October 31, 1988 and ending October 31, 1989, and would have had to consider filing for bankruptcy protection. The Restructuring Agreement by its terms was subject to approval by at least two-thirds in interest of the limited partners of the Partnership and the holders of at least two-thirds of the Class A Stock of the Corporation. These approvals were received, and the restructuring was consummated in June 1989. The restructuring resulted in (i) a reorganization of the ownership interest in the Corporation; (ii) modifications of the rights and obligations of certain lenders; (iii) satisfaction and termination of the obligations and commitments of Webb and DEWNJ under the original structure; (iv) modifications of the lease agreements between New Claridge and the Partnership; and (v) the forgiveness by Webb of substantial indebtedness. As a result of the restructuring, an aggregate of $132 million of indebtedness was forgiven. The principal amount secured by the First Mortgage was reduced by approximately $15 million to approximately $74.5 million outstanding at June 16, 1989, and the Purchase Money Second Mortgage was subsequently cancelled upon satisfaction of certain conditions agreed to in the Restructuring Agreement.

   DEWNJ assigned to the First Mortgage Lenders all right, title and interest of DEWNJ in, to and under the Purchase Money Second Mortgage previously executed and delivered by the Partnership. New Claridge retained the right to require the First Mortgage Lenders to cancel and release the Purchase Money Second Mortgage and the obligations secured thereunder upon the occurrence of one or more specified conditions. New Claridge met one of these conditions, and accordingly, the First Mortgage Lenders cancelled the Purchase Money Second Mortgage, including interest which accrued at 14%, and released the obligations secured thereunder.

   At the closing of the restructuring on June 16, 1989, Webb transferred all of its right, title, and interest to its Claridge land, easements, and air rights to the Partnership, which had the effect of eliminating the land lease between Webb and the Partnership and of subjecting that land to a direct lease (rather than a sublease) from the Partnership to New Claridge.

   Pursuant to amendments to the Operating Lease and Expansion
Operating Lease, the Partnership agreed to deferrals and abatement of basic rent (see Item 1. Business - "Certain Transactions and
Agreements").

   In addition, the Partnership loaned $3.6 million to New Claridge. That amount represented substantially all the cash and cash equivalents remaining in the Partnership as of June 16, 1989 other than funds needed to pay expenses incurred through the closing of the restructuring. The Partnership paid to New Claridge $100,000 for the cancellation of an option agreement relating to the land underlying the Claridge.

   The Restructuring Agreement provided that Webb would retain an interest equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly (the "Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment.

   In connection with the restructuring, Webb agreed to grant those investors in the Corporation and the Partnership ("Releasing Investors") from whom Webb had received written releases from all liabilities rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 81% in interest of the investors provided releases and became Releasing Investors. Payments to Releasing Investors are to be made in accordance with the following schedule of priorities:

   (i) Releasing Investors would receive 81% of the first $10 million of any net proceeds from operations or a sale or a refinancing of the Claridge facility pursuant to an agreement executed within five years ("Five-Year Payments") after the restructuring (i.e., the sum obtained by multiplying the lesser of $10 million of, or the total of, any Five-Year Payments by 81%, with the balance of any such funds to be applied against the Contingent Payment), and

   (ii) All distributions of funds other than Five-Year Payments, or of Five-Year Payments in excess of the $10 million, would be shared by Webb and Releasing Investors in the following proportions: Releasing Investors will receive 40.5% (one-half of 81%) of any such excess proceeds, with the balance of any such funds to be applied against the Contingent Payment, until the Contingent Payment is paid in full ($20 million plus accrued interest.)

   On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the United Way of Arizona, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission. As a result, the Releasing Investors and the Trustee for the United Way of Arizona share the Contingent Payment granted to Webb.

   The Corporation has recently offered to purchase the Contingent Payment from the United Way of Arizona for the amount of $10 million; this offer was not accepted. The Corporation is continuing its negotiations with the Trustee for the United Way of Arizona in an attempt to purchase the Contingent Payment. (See Item 1. Business - "Recent Business Developments").

Certain Transactions and Agreements
- -----------------------------------
   On October 31, 1983, the Corporation and/or New Claridge completed the following transactions and entered into the following agreements. On March 17, 1986, certain of these agreements were amended and certain new agreements were entered into relating to the construction and financing of the Expansion Improvements. On June 16, 1989, with the closing of the restructuring, certain of these agreements were further amended.

   a. Closing of Offering of Class A Stock.  The Corporation sold
4,500,000 shares of Class A Stock through a private offering, with net proceeds to the Corporation after payment of selling commissions and fees (but before payment of other expenses of the offering) of $5,051,000.

   b. Asset Purchase Agreement. Pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), New Claridge purchased the Casino Assets from DEWNJ, as successor to Claridge Limited ("Old Claridge") and assumed related liabilities and paid approximately $5 million. New Claridge assumed the collective bargaining contracts and employment contracts of employees of Old Claridge employed in connection with the operation of the Claridge other than those providing maintenance and engineering services, which employees were employed by DEWNJ.

   c. Operating Lease/Expansion Operating Lease. New Claridge leased from the Partnership the Hotel Assets and subleased from the Partnership the land on which the Claridge is located for an initial term of 15 years with three 10-year renewal options. Basic annual rent payable during the initial term of the Operating Lease in equal monthly installments was $34,940,000 in 1991, $36,055,000 in 1992, $37,080,000
in 1993 and escalates yearly thereafter up to $41,775,000 in 1997 and $32,531,000 for the nine month period ending September 30, 1998. If New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 for the lease year commencing October 1, 1998 through September 30, 1999, and, subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. New Claridge is also required to pay as additional rent amounts including certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "FF&E Replacements") and the general and administrative costs of the Partnership. The Partnership will be required during the entire term of the Operating Lease to provide FF&E Replacements to New Claridge and until September 30, 1998 will be required to provide facility maintenance and engineering services to New Claridge.

   Under the Operating Lease, New Claridge is required to lend the Partnership any amounts ("FF&E Loans") necessary to fund the cost of FF&E Replacements, and if the Partnership's cash flow, after allowance for certain distributions, is insufficient to provide the facility maintenance and engineering services required of it, New Claridge is also required to lend the Partnership the funds required to provide those services. Any advances by New Claridge for either of the foregoing will be secured. Under the terms of the Operating Lease, New Claridge has an option to purchase, on September 30, 1998 and, if it renews the Operating Lease, on September 30, 2003, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised.

   On March 17, 1986, New Claridge entered into the Expansion Operating Lease Agreement with the Partnership under which New Claridge leased the Expansion Improvements for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements.
Annually thereafter the rental amount will be adjusted based on the Consumer Price Index with any increase not to exceed two percent per annum. Basic annual rent for 1993 was $4,445,000. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula, with annual basic rent not to be more than $3 million nor less than $2.5 million and, subsequently, not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

   New Claridge also is required under the Expansion Operating Lease to pay as additional rent amounts equal to certain expenses and the debt service relating to furniture, fixture and equipment replacements and building improvements (collectively "Expansion FF&E Replacements") for the Expansion Improvements. The Partnership will be required during the entire term of the Expansion Operating Lease to provide New Claridge with Expansion FF&E Replacements and until September 30, 1998, will be required to provide facility maintenance and engineering services to New Claridge. New Claridge will be obligated to lend the Partnership any amounts necessary to fund the cost of Expansion FF&E Replacements. Any advances by New Claridge for the foregoing will be secured under the Wraparound Mortgage.

   Effective with the consummation of the restructuring in June 1989, the Operating Lease and the Expansion Operating Lease were amended to provide for the deferral of up to $15.1 million of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate.

   If the Partnership should fail to make any payment due under the Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

   d. Expandable Wraparound Mortgage. On October 31, 1983, the Partnership executed and delivered to New Claridge the Wraparound Mortgage, which was subordinate to the First Mortgage and the Purchase Money Second Mortgage. The Purchase Money Second Mortgage, which was due on September 30, 2000, was cancelled upon satisfaction of certain conditions set forth in an agreement entered into at the time of the restructuring. In conjunction with the offering of $85 million of Notes on January 31, 1994, the outstanding debt under the Loan Agreement, which included the First Mortgage and the revolving credit line, was satisfied in full (see "Recent Business Developments"). By its terms, the Wraparound Mortgage may secure up to $25 million of additional borrowings by the Partnership from New Claridge to finance FF&E Replacements and facility maintenance and engineering shortfalls. The Wraparound Mortgage provides that, so long as the Partnership is not in default on its obligations under the Wraparound Mortgage, New Claridge is obligated to make payments required under any senior mortgage indebtedness. The indebtedness secured by the Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with certain interest installments that accrued in 1983 through 1988 totalling $20 million being deferred until maturity. In addition, the Partnership is required under the Wraparound Mortgage to make payments of principal and interest in respect of any loans made to finance FF&E Replacements or facility maintenance or engineering costs as described above. To the extent those borrowings exceed $25 million in the aggregate outstanding at any time, they will be secured under separate security agreements and not by the lien of the Wraparound Mortgage.

   On March 17, 1986, the First Mortgage was amended and assumed by New Claridge. The amount of the amended and assumed First Mortgage was increased to secure up to $96.5 million to provide financing for the Expansion Improvements. Indebtedness secured by the Wraparound Mortgage was increased by an amount up to $17 million to provide the Partnership with the necessary funding.

   Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest so as to repay on September 30, 1998, in full, the principal balance of this $17 million increase in the Wraparound Mortgage. The Wraparound Mortgage was amended to require that the $127 million aggregate principal amount secured by it would be repayable in installments during the years 1988 through 1998 in escalating amounts totalling $80 million, with a balloon payment of $47 million and the $20 million of deferred interest due on September 30, 2000.

Competition
- -----------
   Competition in the Atlantic City casino-hotel market is intense.
At the present time, twelve casino-hotels are operating in Atlantic City. The most recent property to open in Atlantic City was the Taj Mahal Casino Hotel, which opened April 2, 1990 with a 120,000 square foot casino, the largest in the Atlantic City marketplace. The opening of the Taj Mahal further heightened the already intense competition for casino patrons. For the years ended December 31, 1993 and 1992, citywide gaming revenues, as reported, increased 2.7% and 7.5%, respectively, over prior year levels.

   The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Many of the Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives in the form of coins to play slot machines and coupons for use toward the price of meals to patrons arriving under bus programs sponsored by the casino operators. During 1993, 8.4 million casino patrons arrived in Atlantic City by bus, a 10.6% decrease from 1992 figures. Casinos also offer cash incentives to their drive-in customers based on their casino play. In recent years competition for, and incentives offered to, drive-in customers have increased significantly. Although New Claridge offers similar promotional coin incentives to attract drive-in customers, it is at a distinct disadvantage since it remains the only casino without a public self-parking facility.

   All casinos in Atlantic City are part of hotels which offer dining, entertainment and other guest facilities. Competition among casino facilities is based primarily on such factors as promotional allowances and incentives; the attractiveness of the casino area; advertising; service, quality and price of rooms, food and beverage; restaurant, parking and convention facilities; and entertainment. The Atlantic City business is seasonal with the highest level of activity occurring during the summer months and the lowest level of activity during the winter months.

   The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains an atmosphere of Atlantic City's former grandeur, and on the Claridge's size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain as customers the player whose wagering, while significant, is below the high-wagering of patrons targeted by several of the other larger Atlantic City casinos. The Claridge's typical patron wagers less on credit and warrants fewer complimentaries than the higher wagering player. The majority of the Claridge's casino revenue is generated by slot machine play. In 1993, 74% of the Claridge's casino revenue came from slot play as compared to 67% reported for all Atlantic City properties.

   The Claridge's positioning statement "Because Smaller is Friendlier" conveys its operating and marketing strategy. In order to assure that the advertising campaign is fulfilled, all Claridge employees are required to attend extensive in-house training programs, which emphasize courteous, customized service.

   In common with other Atlantic City casinos, the Claridge operates a direct marketing program. Through this program, customer loyalty is encouraged with incentives including gifts, coupons for coins and services, and complimentaries. A sophisticated computer database marketing system is utilized to identify prospective customers, track customers who meet the Corporation's target profile, and analyze the effectiveness of promotional activities. Information for this database is compiled through a customer's use of a Compcard Gold rating card provided by the Claridge. All Claridge customers are encouraged to request a Compcard Gold rating card and to use it when playing at table games and slot machines. Use of the Compcard Gold rating card provides the Claridge with data on the level, style and duration of casino play of its customers.

   In 1993, approximately 83% of the amounts wagered at the Claridge's table games and approximately 61% of the amounts wagered at the Claridge's slot machines were wagered by players who used the Compcard Gold rating card. The database derived from use of the Compcard Gold rating card furnishes the Corporation with a powerful marketing tool. This database allows the Claridge to target identified players with incentives. Incentives are tailored to the identified player's potential for future play, thus assuring that direct marketing expenditures are effective. Additionally, through analysis of demographic and other information contained in the Compcard Gold database, the value of customers with certain characteristics can be assessed and used as a basis for identifying prospective customers.

   The Claridge, as do all other Atlantic City casinos, maintains a bus program. Customers arriving by bus generally stay in Atlantic City six to eight hours before returning home. Bus customers are given coupons for coins and/or other services. The Corporation continually monitors the incentives offered to bus customers by other Atlantic City casinos to assure that the Claridge's offerings are attractive.

   Competition in Atlantic City also extends to the employment market. The Commission has promulgated regulations which require staffing levels at Atlantic City casinos which are sharply higher than those for casino-hotels in Nevada. All of New Claridge's casino employees must be licensed under the Casino Control Act. Casino employees and support personnel are subject to more stringent requirements than non-casino employees. Non-casino employees need only be registered with the Commission, while each casino employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience. Partly as a result of such requirements, there is intense competition for experienced casino employees in Atlantic City. Difficulties in hiring personnel licensed by the Commission have elevated labor costs and licensed personnel often leave their current positions for higher paying jobs in other casinos. In addition, competition for experienced casino management personnel has increased as a result of the expansion of casino gaming into other jurisdictions.

   In 1993, the gaming industry continued its rapid expansion, and now includes casino gaming of some form in approximately twenty-two states. The most significant growth has occurred in the riverboat and Indian land gaming segments. To date, riverboats operate in Iowa, Illinois, Louisiana and Mississippi; have been legalized in Indiana and Missouri; and studies/action are pending in other states, including Connecticut, New York, Pennsylvania and Virginia. In addition, under the Indian Gaming Regulatory Act of 1988, unrestricted gaming is permitted on Indian land in any state that already allows similar gaming. (For example, if the state allows charitable gaming for non-profit organizations, then Indians can run similar operations on their land for profit.) Indian gaming is currently authorized in nineteen states including New York, Connecticut, Michigan, Minnesota and California. There are also efforts by Indian groups to negotiate gaming compacts in other states. A number of commentators believe legalization of at least limited forms of casino gaming in Philadelphia, Pennsylvania in the relatively near future is a significant possibility. Management believes that the effect on Atlantic City casinos and on the Claridge of legalized gaming in Philadelphia will depend upon the form and scope of such gaming.

   On February 15, 1992, the Foxwoods High Stakes Casino and Bingo Hall ("Foxwoods"), operated by the Mashantucket Pequot Indian tribe in Ledyard, Connecticut commenced operations. In addition to offering the table games found in Atlantic City, Foxwoods offers bingo rooms. In January 1993, approval was granted by the Connecticut government for Foxwoods to offer slot machines. Currently, approximately 3,100 slot machines are operational at Foxwoods; a total of over 4,000 slot machines are expected to be operational once the new casino floor configuration is complete. The continued expansion of casino gaming, lotteries, including video lottery terminals (VLT's), and offtrack betting in nearby states could have a negative effect on the Atlantic City market.

Gaming Regulation and Licensing
- -------------------------------
   a. The New Jersey Casino Control Commission and Division of Gaming Enforcement. The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Casino Control Act. No casino-hotel may operate in Atlantic City unless necessary corporate and individual officer, director and employee licenses are obtained from the Commission. The Commission is authorized under the Casino Control Act to adopt regulations covering a broad spectrum of gaming-related activities.

   The Casino Control Act also establishes a Division of Gaming Enforcement (the "Division") to investigate all applications for licenses, enforce the provisions of the Casino Control Act and the regulations thereunder, and prosecute before the Commission all proceedings for violations of the Casino Control Act or any regulations thereunder. The Division conducts audits and continually reviews casino operations, maintains information with respect to any changes in ownership of the casino-hotel and conducts investigations of casino owners and investors when appropriate.

   b. Licensing Requirements. The Casino Control Act provides that various categories of persons or entities must hold casino licenses. The Casino Control Act also provides that each officer, director and person who directly or indirectly holds any beneficial interest or ownership in a casino licensee; or any person who, in the opinion of the Commission, has the ability to control a casino licensee or elect a majority of the board of directors; or each principal employee or any other employee of a casino licensee (and any lender to or underwriter, agent or employee of the licensee) whom the Commission may consider appropriate for approval or qualification, be qualified for approval pursuant to the provisions of the Casino Control Act. In addition, all contracts and leases entered into by the licensee may, upon request of the Commission, have to be submitted to the Commission, are subject to its review, and, if found unacceptable, are voidable. All enterprises which provide gaming-related services to the licensee must be licensed. All other enterprises dealing with the licensee must register with the Commission, which may require that they be licensed if they do $75,000 or more per year in business with a single licensee, and $225,000 or more per year if with more than one licensee.

   New Claridge holds a casino license because it carries on the casino business of the Claridge and owns the Casino Assets. As a result, New Claridge's officers and directors are subject to Commission qualification. The Corporation, as the sole owner of the stock of New Claridge, is also required to be qualified. As a part of its determination of the Corporation's qualification, the Commission will require the qualification of each officer, each director, and each person who directly or indirectly holds any beneficial interest or ownership in the Corporation, and who the Commission requires to be qualified, or any person who, in the opinion of the Commission, has the ability to control the Corporation or elect a majority of its Board of Directors; or each principal employee or any other employee whom the Commission may consider appropriate for approval or qualification. The Commission has determined that no stockholders of the Corporation owning less than 5% of its stock will be required to be qualified unless the Commission determines that such stockholder has the ability to control the Corporation or elect a majority of its Board of Directors. Prior to June 16, 1989, Webb was the only stockholder in this category. The names and addresses of all stockholders have been supplied to the Commission and any changes are reported when they occur.

   c. Licensing Status. The Commission issues casino licenses, which are renewable every two years, subject to a series of requirements including a requirement of demonstrating financial viability. In 1989, and again in 1991, the First Mortgage Lenders agreed to modify the schedule of principal payments under the Loan Agreement, in order in part to allow New Claridge to demonstrate financial viability to the Commission. In connection with the 1993 relicensing, for the period ending in 1995, the First Mortgage Lenders agreed for the first time to modify the schedule of principal payments required under the Loan Agreement to beyond the two-year licensing period. On September 22, 1993, New Claridge was issued a two year casino license by the Commission for the period commencing September 30, 1993. The relicensing approval was based in part on the execution of this amendment to the Loan Agreement.

   d. Investigations and Disqualifications. The Commission may find any holder of any amount of securities of the Corporation not qualified to own securities of the Corporation. Further, as required by New Jersey, the charter and the by-laws of the Corporation and New Claridge provide that securities of the Corporation and New Claridge are held subject to the condition that if a holder is found to be disqualified by the Commission the holder must dispose of the securities of the Corporation or New Claridge, as the case may be. The Corporation will periodically report the names and addresses of owners of record of Class A Stock to the Commission as is required for all publicly traded holding companies that have wholly-owned subsidiaries holding casino licenses.

   e. Casino Fees and Taxes. The Casino Control Act provides for a casino license issue fee of not less than $200,000, based upon the cost of the investigation and consideration of the license application, and an annual renewal fee of not less than $100,000, based upon the cost of maintaining control and regulatory activities. In addition, a licensee is subject to a tax of eight percent (8%) of gaming revenues, less the provision for bad debt, and to an annual license fee of $500 on each slot machine and an alcoholic beverage fee computed on the basis of the cost of investigatory time spent monitoring each beverage outlet.

   The Casino Control Act as amended in December 1984 further provides for the imposition of an investment obligation pursuant to criteria set forth in the Act or the payment of an alternative tax. The investment obligation is 1.25% of the total gaming revenues for each calendar year. Gaming revenues are the total revenues derived from gaming operations less the provision for bad debt. If the casino licensee opts not to make an investment, it is assessed an alternative tax of 2.5% of total gaming revenues less the provision for bad debt. The licensee has two options in satisfying its investment obligation; it can make a direct investment in a project approved by the Casino Reinvestment Development Authority ("CRDA"), which is the agency responsible for administering this portion of the Casino Control Act, or it can buy bonds issued by the CRDA which will, if tax exempt, bear interest at the rate of 66 and 2/3% of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for the 26 weeks preceding the issue of the bonds. If the bonds are not tax exempt they will bear interest at the rate of 66 and 2/3% of the average rate of Moody's A Rated Utility Index for the 26 weeks preceding the issue of the CRDA bonds. The investment obligation must be paid on the 15th day of the first, fourth, seventh, and tenth months of each year based on the estimated gaming revenues for the three month period immediately preceding the first day of those months. The alternative tax must be paid not later than April 30 of the following year.

   New laws and regulations as well as amendments to existing laws and regulations relating to gaming activities in Atlantic City are periodically adopted. Effective July 1, 1993, the New Jersey state legislature passed a law requiring the payment of parking fees by casinos in New Jersey in the amount of $2.00 per day for each motor vehicle parked in a casino parking space. In 1992 the New Jersey state legislature passed a law requiring the payment of a tourism marketing fee of $2.00 per occupied room by casino hotels in Atlantic City.
While the Corporation believes that these fees have not had a significant impact on its operations, there is no assurance that future laws or changes in existing laws will not have an adverse effect.

Employees
- ---------
   As of December 31, 1993, New Claridge employed approximately 2,300 persons of whom approximately 750 are represented by labor unions. Approximately 600 of the 750 are represented by the Hotel, Restaurant Employees and Bartender International Union, AFL-CIO, Local 54. During the past two years, local unions have been active in their efforts to organize non-union employees in Atlantic City.

   The management of the Claridge believes that its employee relations are generally satisfactory. All of the employees represented by labor unions are covered by collective bargaining agreements which prohibit work stoppages during their terms. The Corporation's collective bargaining agreement covering the approximately 600 employees represented by Local 54 is scheduled to expire in September 1994. The collective bargaining agreements of all Atlantic City properties with respect to Local 54 also expire at that time.


Item 2.  PROPERTIES

   The Claridge hotel was constructed in 1929 at the northeastern end of Absecon Island, on which Atlantic City is located. After remodeling, modernization and expansion at a cost of approximately $138 million, the Claridge opened as a casino-hotel in July 1981. Located in the Boardwalk Casino section of Atlantic City on Brighton Park, approximately 550 feet north of the Boardwalk, the Claridge occupies three parcels of property.

   The casino-hotel, situated on the main parcel (41,408 square feet with 138 feet fronting the park and 300 feet deep), is a concrete steel frame structure, 26 stories high at its highest point. The garage, situated on an adjacent parcel of land (21,840 square feet) west of the casino-hotel site, is an eight-level reinforced concrete ramp structure, built in 1981. Including the bus drive-through area, a bus patron waiting room and an electrical room, it totals an area of 197,100 square feet and provides parking for approximately 475 automobiles. The office building, situated on an adjacent parcel of land (7,766 square feet), is a two-story reinforced concrete and brick structure with a flat roof. Constructed about 50 years ago, its interior has been modernized. The building is utilized as an administration facility, and totals an area of 14,020 square feet. All of these facilities are owned by the Partnership and are leased to New Claridge under the Operating Lease and the Expansion Operating Lease.

Item 3.  LEGAL PROCEEDINGS

   The Corporation and New Claridge are not parties to any litigation which is not in the ordinary course of business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                              PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"). Therefore, there is no established trading market for any class
of shares of the Corporation.   562,500 shares of Class A Stock were
sold to Oppenheimer Holdings, Inc., and certain officers and employees of Oppenheimer & Co., Inc., (placement agent for the Partnership and the Corporation) at its par value, $.001 per share, and 4,500,000 shares of Class A Stock were privately offered and sold at $1.2336306 per share. 562,500 shares of Class B Stock were sold to Webb at its par value, $.001 per share. The Contingent Payment Rights (see Item 1. "1989 Restructuring") received by Releasing Investors may or may not be securities. The Corporation, the Partnership and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such action none of the Corporation, the Partnership or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights. As of March 1, 1994, there were approximately 450 holders of record of the Class A Stock.

   On March 24, 1989, Oppenheimer Holdings, Inc. returned to the
Corporation all of its shares (273,938) of the Corporation's Class A
Stock.

   On June 16, 1989, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and cancelled.

   New Claridge was prohibited under the Cross Option Agreement from paying dividends to the Corporation (other than for its operating expenses) until the later of March 31, 1989 or, if Webb had exercised its option to purchase the capital stock of New Claridge, the date of closing of such purchase. As a result, the Corporation was effectively precluded from the payment of dividends to its stockholders prior to March 31, 1989. Webb did not exercise its option.

   The Restructuring Agreement provided for Webb to retain an interest, equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly, in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment. Webb agreed to grant to Releasing Investors, Contingent Payment Rights to receive certain amounts to the extent available for application to the Contingent Payment (See Item 1. Business - "1989 Restructuring").

   On April 2, 1990, Webb, subject to the Corporation's consent, transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the United Way of Arizona, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission.

Item 6. SELECTED FINANCIAL DATA

   The following table summarizes certain selected consolidated financial data for the years ended December 31, 1993, 1992, 1991, 1990 and 1989.

                                    1993     1992      1991     1990      1989
                                    ----     ----      ----     ----      ----
                                       (in thousands except per share data)
Income Statement Data
- ---------------------
Net revenues                     $189,672   182,204  172,961   175,043   171,504

Income/(loss) before
 extraordinary items             $  5,132     6,048    2,181    (1,825)  (14,242)

Extraordinary income,
 net of income taxes             $  -----     -----    -----    39,480    69,023

Net income                       $  5,132     6,048    2,181    37,655    54,781

Income/(loss) before extra-
 ordinary items, per share       $   1.02      1.21      .46      (.38)    (2.79)

Net income per share             $   1.02      1.21      .46      7.86     10.73

Balance Sheet Data at Year End (1)
- ------------------------------
Total assets                     $146,338   148,305  154,355   161,972   169,613

Current assets                   $ 22,736    20,383   21,077    22,006    22,649

Current liabilities              $ 34,270    34,298   34,285    31,727    30,440

Long-term debt, net of
 note payable and
 current installments
 of long-term debt               $ 35,259    40,301   50,867    59,971   102,692

Stockholders' equity/
  (deficiency)                   $ 14,364     9,232    3,184     1,003   (36,652)

(1) For 1993, refer to Note 17 of the Consolidated Financial Statements regarding unaudited proforma effect on the Balance Sheet Data as of December 31, 1993, resulting from the sale of $85 million of Notes on January 31, 1994, and the repayment in full of the outstanding debt under the Loan Agreement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 1993
- ----------------------------------------------------------
    The Corporation had net income of $5,132,000 for the year ended December 31, 1993, as compared to net income of $6,048,000 for the year ended December 31, 1992. Net income in 1992 was favorably impacted by the reversal of progressive slot liability of $2,437,000, as further discussed below.

    Casino revenue, which is the difference between amounts wagered by and paid to casino patrons, was $154,615,000 for the year ended December 31, 1993, a 5.6% increase over 1992 casino revenue of $146,357,000, and a 14.2% increase over 1991 casino revenues of $135,406,000. Citywide casino revenue for 1993 increased 2.7% over 1992 revenues. These favorable comparisons can be attributed to the first full year of unlimited twenty-four hour gaming in 1993, as well as, improved economic conditions in the Northeastern United States. In addition, the passage of live poker and simulcast wagering in 1993 and other Commission policy changes (i.e. extended hours of operation) have had a positive impact on casino revenues. Citywide casino revenues in early 1993 were adversely affected by poor weather conditions, most notably the March 13, 1993 storm, which covered portions of the Northeastern United States with over a foot of snow.

    For the year ended December 31, 1993, Claridge table games revenue was $40,959,000, a slight increase over 1992 table games revenue of $40,758,000. Table games drop, which represents the amount of gaming chips purchased by patrons, increased 1.0% over 1992 levels. The 1993 hold percentage (the ratio of win to drop) was 14.7%, compared to a hold percentage of 14.8% in 1992. Citywide table games revenue and drop decreased 1.4% and 3.1%, respectively, as compared to 1992 figures. This decrease is attributed in part to the industry's continued shift in focus from table games to slots. During 1993, citywide slot machine units increased 10.4% over 1992, while citywide table game units, excluding the addition of poker games, decreased 6.1% from 1992.

    Claridge slot machine revenue for the year ended December 31, 1993 was $113,656,000, a 7.6% increase over 1992 slot machine revenue. Citywide slot machine revenue increased 4.8% over 1992 revenue. New Claridge offers promotional incentives through its direct marketing program to its customers based on their casino play, as well as to prospective customers based on demographic models; coin incentives issued through these programs totalled $10,912,000 and $6,959,000 for the years ended December 31, 1993 and 1992, respectively. In addition, New Claridge offers cash incentives in the form of coin to play slot machines to patrons arriving by bus. During 1993, 829,000 bus passengers were brought to the Claridge, and were issued $7,772,000 in coin incentives; in 1992, $8,816,000 in coin incentives was issued to 854,000 bus passengers. The increase in direct marketing coin incentive costs reflects an increased focus on attracting the more profitable drive-in patrons.

    Hotel, food and beverage revenues for the year ended December 31, 1993 were $30,013,000, a slight decrease from 1992 revenues of $30,092,000. Net of promotional allowances, hotel, food and beverage revenues in 1993 increased 3.1% over 1992 net revenues. Promotional allowances for the year ended December 31, 1993 decreased as a result of eliminating food coupons from the bus program incentive packages. The total number of covers (meals served) in 1993 were 1,724,000, a 15.2% increase over the number of covers in 1992 as a result of offering a $4.75 buffet in 1993 compared to a $9.95 buffet in 1992. Hotel occupancy for the years ended December 31, 1993 and 1992 was 93% and 87%, respectively, while the average room rate was $69 in 1993 compared to $71 in 1992. Other revenues for the year ended December 31, 1993 decreased from the prior year due primarily to revisions to New

Claridge's entertainment policy, from the presentation of daily Broadway-style shows in 1992 to a headliner performance approximately one weekend per month in 1993.

    Total costs and expenses for the year ended December 31, 1993 were $181,118,000, a 5.3% increase over 1992 expenses of $172,081,000. The increase is primarily evident in the casino operating expenses, due to the reversal of progressive slot liability in 1992 of $2,437,000, resulting from the removal of certain progressive slot machines as approved by the Commission, as well as higher labor costs resulting from increased levels of business and the extended gaming hours, and higher coin redemption and other marketing costs. In addition, general and administrative expenses increased as a result of higher payroll costs. Other costs decreased as a result of the reduced entertainment schedule as previously discussed.

    As a result of the income earned for the year ended December 31, 1993, income tax expense of $3,422,000 was recorded.

Results of Operations for the Year Ended December 31, 1992
- ----------------------------------------------------------
    The Corporation had net income of $6,048,000 for the year ended December 31, 1992, as compared to net income of $2,181,000 for the year ended December 31, 1991.

    Casino revenue for the year ended December 31, 1992 was $146,357,000, an 8.1% increase over 1991 casino revenue of $135,406,000, and an 8.7% increase over 1990 casino revenue of $134,686,000. Citywide casino revenues for 1992 increased 7.5% over 1991 revenues. This favorable comparison can be attributed to the following factors: 1991 revenues were unfavorably impacted by the Persian Gulf War in the first quarter of the year, as well as the depressed economic conditions in the Northeastern United States; 1992 revenues were favorably impacted by the commencement of unlimited twenty-four hour gaming, in July, as well as improved economic conditions in the final quarter of the year. In addition, the Commission enacted policies which have given casinos greater flexibility in managing operations (i.e. increased percentage of casino floor allotted towards slot machines).

    For the year ended December 31, 1992, Claridge table games revenue was $40,758,000, a slight increase over 1991 table games revenue of $40,504,000. Table games drop for 1992 was $276,036,000, an increase of 1.0% over 1991 levels. The 1992 hold percentage was 14.8%, comparable to the hold percentage in 1991. Citywide table games revenue and drop decreased 3.4% and 2.3%, respectively, as compared to 1991 figures. This decrease was attributed in part to the industry's continued shift in focus from table games to slots.

    Claridge slot machine revenue for the year ended December 31, 1992 was $105,599,000, an 11.3% increase over 1991 slot machine revenue. Citywide slot machine revenues increased 14.2% over 1991 revenues. Coin issued to bus patrons for the year ended December 31, 1992 amounted to $8,816,000, compared to $9,352,000 in 1991. This decrease was due in part to the allocation of additional coin distribution from the bus program to the direct marketing program; during 1992, $6,959,000 in coin was issued through this program, as compared to $4,615,000 in 1991.

    For the year ended December 31, 1992, hotel and food and beverage revenues, including promotional allowances, were $30,092,000, a decrease of 4.2% from 1991 revenues of $31,396,000. The decrease in revenues from 1991 was attributable to a reduction in covers (1,496,000 in 1992 as compared to 1,559,000 in 1991), offset by an increase in hotel occupancy (87% in 1992 as compared to 85% in 1991). The decrease in the number of covers from 1991 was due primarily to the elimination of food incentives issued to bus patrons in mid-1992. The average room rate in 1992 was $71, compared to $72 in 1991.

    Total costs and expenses increased 1.7% to $172,081,000 for the year ended December 31, 1992 from 1991 expenses of $169,280,000 due primarily to increased casino expenses relating to unlimited twenty-four hour gaming, as well as the increased distribution of coin incentives. Casino expenses in 1992 were reduced somewhat due to the elimination of $2,437,000 of progressive slot liability, as previously discussed. In addition, general and administrative expenses for 1992 of $25,026,000 increased 10.6% over 1991 expenses, primarily due to increases in payroll costs, legal and professional fees relating to the negotiation of union contract renewals, and costs associated with rejoining the Atlantic City Casino Association. Interest expense for the year ended December 31, 1992 of $4,240,000 decreased 33.2% from 1991 due to the reduction in the average outstanding principal balance, as well as a lower prime interest rate in effect through 1992.

    As a result of the income earned for the year ended December 31, 1992, income tax expense of $4,075,000 was recorded.

Liquidity and Capital Resources
- -------------------------------
    On October 27, 1988 the Corporation entered into the Restructuring Agreement in an attempt to implement a plan pursuant to which it could remain financially viable through at least October 1989. On June 16, 1989, the restructuring was concluded pursuant to the terms of the Restructuring Agreement. The implementation of this agreement resulted in a reorganization of the ownership interests in the Corporation, modification of the rights and obligations of the First Mortgage Lenders, satisfaction and termination of the obligations and commitments of Webb and DEWNJ, and modifications of the lease arrangements between New Claridge and the Partnership. Had the parties not executed the Restructuring Agreement, New Claridge would probably have exhausted its working capital resources by December 1988, would probably not have been relicensed for the license period beginning October 31, 1988 and ending October 31, 1989, and would have had to consider filing for protection under the bankruptcy laws.

    Upon the closing of the restructuring on June 16, 1989, the principal amount of the First Mortgage was reduced by approximately $15 million and the principal payment schedule was modified. The modification of principal payments on the First Mortgage under the terms of the Restructuring Agreement was sufficient, however, only to permit the New Claridge to demonstrate to the Commission that New Claridge would remain financially viable for the one year licensing renewal effective October 1988. As a result, in connection with the two-year renewals of the casino license for the Company in 1989, 1991 and 1993, it was necessary for New Claridge to negotiate further modifications of the principal payment schedule under the First Mortgage. In connection with the 1993 relicensing, the First Mortgage Lenders agreed for the first time to modify the principal payment schedule beyond the two-year relicensing period commencing in October 1993. On September 22, 1993, New Claridge was issued a two-year casino license effective September 30, 1993 and expiring September 30, 1995.

    On January 31, 1994, the Corporation completed an offering of $85 million of Notes (see Item 1. "Recent Business Developments"). A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement; however, the Corporation believes that its current resources are adequate to fund future obligations as they become due.

    The Notes are secured by a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, and by a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement.

    Prior to the full satisfaction of the Loan Agreement on January 31, 1994, as discussed above, the terms of the First Mortgage as of December 31, 1993 required mandatory principal payments of $3 million annually, payable in equal monthly installments, as well as a requirement for New Claridge to pay quarterly, to the Bank, for permanent application to the outstanding principal balance of the first mortgage loan any "excess cash flow" as defined in the Loan Agreement. The maturity date of the first mortgage loan was December 31, 1996. The Loan Agreement, as amended, also provided for a revolving working capital facility of $7.5 million.

    At December 31, 1993, the Corporation had a working capital deficit of $11,534,000, as compared to a working capital deficit of $13,915,000 at December 31, 1992. The decrease in the working capital deficit is principally attributable to a decrease in the current installments of long-term debt of $1,200,000, a decrease in the outstanding revolving credit line borrowings of $1,000,000, increases in receivables of $1,065,000, in prepaid expenses of $722,000, in cash and cash equivalents of $435,000, and a decrease in progressive slot liability of $432,000, offset by increases in the provision for federal income tax of $845,000, in accounts payable of $659,000, in accrued payroll of $560,000 and in accrued interest of
$432,000.   Current liabilities at December 31, 1993 and 1992 included deferred rental payments of $15,078,000, and the $3.6 million loan from the Partnership plus accrued interest thereon of $1,962,000 and $1,530,000 at December 31, 1993 and 1992, respectively. The deferred rental payments and $3.6 million loan will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital surplus at December 31, 1993 and 1992 would have been $9,106,000 and $6,293,000, respectively.

    New Claridge is obligated under the Operating Lease to lend the Partnership, at an annual interest rate of 14%, any amounts necessary to fund the cost of furniture, fixtures and equipment replacements. The Wraparound Mortgage, granted by the Partnership to New Claridge, by its terms may secure up to $25 million of additional borrowings by the Partnership from New Claridge to finance the replacements of furniture, fixtures and equipment, facility maintenance, and engineering shortfalls. The advances to the Partnership are in the form of FF&E Loans and are secured by the Hotel Assets. One half of the principal is due on the 48th month following advance, with the remaining balance due on the 60th month following the date of issuance. In connection with the offering of $85 million of First Mortgage Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance internal improvements to the Claridge which will be funded through additional FF&E Loans. In connection therewith, the Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Wraparound Mortgage. New Claridge is obligated to pay as additional rent to the Partnership the debt service on the FF&E Loans.

    The Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Wraparound Mortgage by September 30, 1998. Under the terms of the Wraparound Mortgage, New Claridge is not permitted to foreclose on the Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Wraparound Mortgage at December 31, 1993 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $138.3 million.

    The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At December 31, 1993, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of December 31, 1993, $14.4 million of basic rent had been abated. The remaining $24.4 million of available abatement is expected to be fully utilized by the fourth quarter of 1996. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $41.8 million in 1997, as compared to $31.2 million (net of projected abatement) in 1996. However, if New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises it option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of renewal term will be significantly below the 1997 level.

    If the Partnership should fail to make any payment due under the Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

    In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes". Statement No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

    Effective January 1, 1993, the Corporation adopted Statement No. 109 on a prospective basis. There is no effect on the Corporation's statement of operations for the year ended December 31, 1993 as a result of the adoption of Statement No. 109.

    No valuation allowance has been provided on deferred tax assets since management believes that it is more likely than not that such assets will be realized through the reversal of existing deferred tax liabilities and future taxable income.

    The effective tax rate and components of income tax expense at December 31, 1993 did not change significantly from that at December 31, 1992.

Factors Which May Influence the Corporation's Future Operating Results
- ----------------------------------------------------------------------
    The legalization of casino and other gaming ventures in states close to New Jersey, particularly Delaware, Maryland, New York or Pennsylvania, may have an adverse effect on the Corporation's future operating results. A number of commentators believe legalization of at least limited forms of casino gaming in Philadelphia, Pennsylvania in the relatively near future is a significant possibility.

    The future results of the Corporation's operations could be adversely affected by certain proposed regulatory changes. In August 1988, the United States Department of the Treasury (the "Treasury") proposed amendments to Bank Secrecy Act ("BSA") regulations relating to financial reporting and recordkeeping by casinos, which are treated as financial institutions for BSA purposes. While the amendments would generally clarify existing rules, several special requirements specific to casinos have also been proposed.

    The most significant proposed change to the BSA is a reduction in the threshold at which additional information concerning the identity of individuals engaging in reportable transactions would be sought, and records would have to be maintained, from the present level of amounts
greater than $10,000 to a new $2,500  level.   Additionally,   the
proposed amendments would substantially increase the current recordkeeping requirements imposed upon casinos relative to customer data, currency and non-currency transactions. Management believes the proposed regulations, if enacted in their current form, could result in a reduction in the volume of play by certain customers while adding operating costs associated with the more extensive recordkeeping requirements. However, Treasury delayed the effective date (originally September 8, 1993) of the regulations and has formed a study committee to revisit various issues raised by the gaming industry including the shift of the $10,000 reporting threshold to $2,500.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-26 of the report.


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                               PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THIS REGISTRANT

    Name                     Office                      Age
    ----                     ------                      ---
    David W. Brenner         Chairman, Director          58
    Robert M. Renneisen      President, Director         47
    James W. O'Brien         Director                    58
    Jean I. Abbott           Director                    38
    Mark H. Sayers           Director                    44
    John D. Feehan           Director                    64
    Shannon L. Bybee         Director                    56
    Gloria E. Soto           Vice President, Assistant
                               Secretary                 45
    Raymond A. Spera         Executive Vice President,
                               Treasurer, Assistant
                               Secretary                 37
    Albert T. Britton        Vice President              37
    Peter F. Tiano           Vice President              58
    Glenn S. Lillie          Vice President              45
    Frank A. Bellis, Jr.     Vice President, Secretary   40

Business Experience
- -------------------
    Mr. Brenner has served as a member of the Board of Directors of the Corporation since February 1991, and became Chairman of the Board of Directors in August 1993. He has served as President of the Philadelphia Sports Congress since January 1987. Mr. Brenner served as Chairman of the Hospital and Higher Education Facilities Authority of Philadelphia from January 1986 to June 1992, and as Director of Commerce of the City of Philadelphia from January 1984 to September 1986. He was with the accounting firm of Arthur Young & Company from 1957 to September 1983. He was managing partner of the Philadelphia office of Arthur Young from November 1969 until March 1980.

    Mr. Renneisen has served as President of the Corporation since June 1992, and as Chief Executive Officer of the Corporation and New Claridge since July 1993. Mr. Renneisen was Executive Vice President of the Corporation from June 1991 to June 1992. He has served as President of New Claridge since January 1991. He was Chief Operating Officer of New Claridge from January 1991 to July 1993. Mr. Renneisen was Executive Vice President of New Claridge, responsible for marketing and later casino operations from February 1988 to January 1991. Prior to joining New Claridge, Mr. Renneisen served from January 1987 to December 1987 as Vice President of Marketing of Treasure Island Hotel and Casino in St. Maarten. From June 1986 to May 1987, he served as President of Renneisen, Kincade
& Associates, Inc. of Las Vegas, Nevada, a marketing consulting firm. He was Senior Vice President of Marketing of the Tropicana Hotel and Casino in Atlantic City from May 1982 to August 1984.

    Mr. O'Brien has served as a member of the Board of Directors of the Corporation since June 1988. Mr. O'Brien was the Corporation's Acting Chairman of the Board from October 20, 1988 to November 22, 1988. Mr. O'Brien served as Vice President of Human Resources of Genesco, Inc. of Nashville, Tennessee from July 1987 to August 1993. He was Vice President of Human Resources of Southwest Forest Industries of Phoenix, Arizona from February 1986 to May 1987. He was President of Del E. Webb Hotel Group from April 1982 to January 1986 and as Chief Executive Officer and a Director of the Corporation from October 1983 to January 1986.

    Ms. Abbott has served as a member of the Board of Directors of the Corporation since August 1989, and served as a consultant to the Corporation until March 26, 1994, at which time she became a Vice President of New Claridge. From October 1992 to July 1993, Ms. Abbott was Finance
Director for the United Way of Atlantic County.  She was Assistant
Professor at Stockton State College from September 1989 to June 1991. She served as Senior Vice President, Treasurer of the Corporation and Senior Vice President, Controller of New Claridge from May 1987 to September 1989. She was Vice President, Controller of New Claridge from October 1985 to May 1987 and she was Director of Finance of New Claridge from April 1984 to October 1985. From October 1980 through April 1984, Ms. Abbott held various executive positions with New Claridge and Old Claridge.

    Mr. Sayers has served as a member of the Board of Directors of the Corporation since February 1990. Mr. Sayers has served as Vice President of EMES Management Corporation, a real estate management and development company, of New York, New York, since February 1976.

    Mr. Feehan has served as a member of the Board of Directors of the Corporation since April 1990. He served as Chairman of the Board of Atlantic Energy, Inc. from 1983 until 1989 and Chairman, President and Chief Executive Officer of Atlantic Energy from 1983 to 1985.

    Mr. Bybee has served as a member of the Board of Directors of the Corporation since July 1988. He presently serves as President and Chief Operating Officer for United Gaming, Inc., a position he has held since July 1993. Mr. Bybee was the Corporation's Chairman of the Board from November 1988 to July 1993, and from August 1988 to October 1988. In June 1989, Mr. Bybee was appointed to serve as the Chief Executive Officer of the Corporation and New Claridge, a position held through July 1993. Mr. Bybee has been of counsel in the law firm of Schreck, Jones, Bernhard, Woloson & Godfrey since 1978. From 1983 to 1987, he was Senior Vice President of Golden Nugget, Incorporated which operated the Golden Nugget Casino Hotel in Atlantic City. From 1981 to 1983, Mr. Bybee was President of GNAC Corporation, which operated the Golden Nugget Casino Hotel in Atlantic City.

    Ms. Soto has served as Vice President of the Corporation since February 1987, and as Assistant Secretary of the Corporation since August 1993. She served as Secretary of the Corporation from February 1987 to August 1993. Ms. Soto has served as Vice President, Legal and Governmental Affairs of New Claridge since December 1991. She was Vice President of Compliance and Legal Affairs from November 1986 to December 1991 and Director of Regulatory Affairs from August 1985 to November 1986. Prior to joining New Claridge, Ms. Soto served as Associate General Counsel for Harrah's in Atlantic City. In 1980, former Governor Byrne appointed Ms. Soto to the New Jersey State Parole Board, where she served as member until 1983.

    Mr. Spera has served as Executive Vice President of the Corporation since August 1993. He served as Vice President of the Corporation from December 1989 to August 1993, and as Assistant Secretary of the Corporation since December 1991. He also has served as Executive Vice President of Finance and Corporate Development of New Claridge since December 1992. Mr. Spera was Senior Vice President of Finance and Corporate Development of New Claridge from December 1991 to December 1992 and Vice President of Finance of New Claridge from December 1989 to December 1991. From April 1982 through November 1989, Mr. Spera has held various accounting positions with New Claridge and Old Claridge. Prior to joining New Claridge, he spent three years with the accounting firm of KPMG Peat Marwick.

    Mr. Britton has served as Vice President of the Corporation since June 1992, and as Executive Vice President of Operations of New Claridge since

December 1992. He was Senior Vice President of Operations of New Claridge from December 1991 to December 1992, and Vice President of Casino
Operations from June 1990 to November 1991. From July 1981 through June 1990, Mr. Britton has held various positions in both accounting and casino operations with New Claridge and Old Claridge.

    Mr. Tiano has served as Vice President of the Corporation since June 1992, and as Executive Vice President of Administration of New Claridge since December 1992. Mr. Tiano was Senior Vice President of Administration of New Claridge from December 1991 to December 1992, Vice President of Administration from September 1986 to December 1991, and Director of Human Resources from June 1984 to September 1986. Prior to joining New Claridge, he was Assistant Director of Human Resources for the Institute of Scientific Information of Philadelphia, Pennsylvania from 1972 to 1984.

    Mr. Lillie has served as Vice President of the Corporation since June 1992, and as Vice President of Public Affairs of New Claridge since February 1990. He was Vice President of Marketing Communications of New Claridge from April 1985 to February 1990, Director of Public Relations from March 1982 to January 1983, and Training Manager from November 1980 to March 1982. From February 1983 to April 1985, Mr. Lillie was employed as the Director of Public Relations of the Tropicana Hotel and Casino in Atlantic City.

    Mr. Bellis has served as Vice President, General Counsel and Secretary to the Corporation since August 1993. He also has served as Vice President and General Counsel of New Claridge since September 1992, and as Secretary of New Claridge since August 1993. Previously, from May 1985 to August 1992, Mr. Bellis was Corporate Counsel and Secretary to Inductotherm Industries, Inc., Rancocas, New Jersey. During 1984 and 1985, Mr. Bellis was Associate General Counsel for New Claridge. Prior to joining New Claridge, he was a Deputy Attorney General in the New Jersey Division of Criminal Justice in the State Attorney General's office.

    Further information regarding the directors and certain executive officers of the Corporation and/or New Claridge is incorporated by reference to the information contained under the caption "Voting" in the Corporation's Proxy Statement.

Item 11.     EXECUTIVE COMPENSATION

    Information contained under the caption "Executive Compensation" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 1994 is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    On March 24, 1989, Oppenheimer Holdings, Inc. returned to the
Corporation all of its shares (273,938) of the Corporation's Class A Common
Stock.

    On June 16, 1989, in accordance with the terms of the Restructuring Agreement, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb was returned to the Corporation and cancelled.

    As of December 31, 1993 there were no beneficial owners of more than 5% of the Corporation's Class A Stock.

    On February 12, 1992, the Corporation's Board of Directors approved a Long Term Incentive Plan which provided for the grant to certain key officers of the Corporation and/or New Claridge of the 273,938 shares which were held as treasury shares by the Corporation. These shares were issued to the key employees upon approval by the Casino Control Commission on April 15, 1992, and upon receipt the transfer of, and right to continue to hold the shares, are subject to certain vesting restrictions.

    On July 25, 1993, Shannon Bybee, resigned his position as Chairman and Chief Executive Officer of the Corporation, resulting in the return to the Corporation of 73,963 shares of the Corporation's Class A stock, which had previously been awarded under the Plan. Mr. Bybee continues to serve as a member of the Board of Directors of the Corporation.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Partnership has a direct material interest in the Expandable Wraparound Mortgage Loan Agreement, the Operating Lease and the Expansion Operating Lease together with amendments thereto. See Item 1. Business - "1989 Restructuring" and "Certain Transactions and Agreements."

                                PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) and (2):      The response to this portion of Item 14 is
                         submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

    (a)(3) Exhibits. The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.

    (b) Reports on Form 8-K. The Corporation filed no reports on Form 8-K during the last quarter of the period covered by this report.

    (c)     Index to Exhibits and Exhibits filed as a part of this report.

            3(a) Copy of Certificate of Incorporation of the Corporation. Incorporated by reference to Exhibit 3.1 to Form 8 Amendment No. 1 to Form 10 dated February 21, 1984.

            3(b)   Copy of By-Laws of the Corporation as amended.
                   Incorporated by reference to Exhibit 3(b) to Form 10-K for the period August 26, 1983 to December 31, 1983.

            3(c) Copy of Certificate of Amendment of The Certificate of Incorporation of the Corporation dated June 15, 1989, incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended December 31, 1990.

            3(d) Copy of Certificate of Amendment of The Certificate of Incorporation dated June 26, 1991. Incorporated by reference to Exhibit 3(d) to Form 10-K for the year ended December 31, 1991.

            4(a) Form of Indenture (including the Guarantee of The Claridge at Park Place, Incorporated). Incorporated by reference to
                   Exhibit 4.1 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

            4(b) Form of 11 3/4% First Mortgage Note due 2002 certificate. Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(a) Copy of Operating Lease Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P. Incorporated by reference to Exhibit 2.2 to Form 8 Amendment No. 1 to Form 10 dated February 21, 1984.

           10(b) Copy of Expandable Wraparound Mortgage and Security Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P. Incorporated by reference to Exhibit 10(b) to Form 10-K for the period August 26, 1983 to December 31, 1983.

           10(c) Copy of Expandable Wraparound Mortgage Loan Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P. Incorporated by reference to Exhibit 10(c) for Form 10-K for the period August 26, 1983 to December 31, 1983.

           10(d)   Copy of Management Agreement between New Claridge and Del
                   E. Webb New Jersey, Inc.  Incorporated by reference to
                   Exhibit 2.3 to Form 8 Amendment No. 1 to Form 10 dated February 21, 1984.

           10(e) Copy of Casino Expansion Agreement among Atlantic City Boardwalk Associates, L.P., New Claridge, the Corporation and Del E. Webb New Jersey, Inc. Incorporated by reference to Exhibit 10.1 to Form 8 Amendment No. 1 to Form 10 dated February 21, 1984.

           10(f) Copy of Cross Option Agreement between the Corporation and Del E. Webb New Jersey, Inc. Incorporated by reference to
                   Exhibit 10.2 to Form 8 Amendment No. 1 to Form 10 dated February 21, 1984.

           10(g) Land Option Agreement between Del E. Webb New Jersey, Inc., and New Claridge. Incorporated by reference to Exhibit
                   10.3 to Form 8 Amendment No. 1 to Form 10 dated
                   February 21, 1984.

           10(h) Copy of Expansion Operating Lease Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P. Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 1985.

           10(i) Copy of First Supplemental Amendment to Expandable Wraparound Mortgage and Security Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P. Incorporated by reference to Exhibit 10(i) to Form 10-K for the year ended December 31, 1985.

           10(j) Copy of First Supplemental Amendment to Expandable Wraparound Mortgage Loan Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P. Incorporated by reference to Exhibit 10(j) to Form 10-K for the year ended December 31, 1985.

           10(k) Copy of Fourth Amendment to Management Agreement between New Claridge and Del E. Webb New Jersey, Inc. Incorporated by reference to Exhibit 10(k) to Form 10-K for the year ended December 31, 1985.

           10(l) Copy of Amended and Restated Land Option Agreement between New Claridge and Del E. Webb New Jersey, Inc. Incorporated by reference to Exhibit 10(l) to Form 10-K for the year ended December 31, 1985.

           10(n) Copy of the Restructuring Agreement, among The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, Del Webb Corporation, Del E. Webb New Jersey, Inc., Atlantic City Boardwalk Associates, L.P. and First Fidelity Bank, National Association, New Jersey, dated October 27, 1988. Incorporated by reference to Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1988.

           10(v) Copy of Employment Agreement between Shannon L. Bybee and The Claridge Hotel and Casino Corporation dated July 1, 1990. Incorporated by reference to Exhibit 10(v) to Form 10-Q for the quarter ended June 30, 1991.

           10(w) Copy of Employment Agreement between Robert M. Renneisen and The Claridge at Park Place, Inc. dated June 26, 1991. Incorporated by reference to Exhibit 10(w) to Form 10-Q for the quarter ended June 30, 1991.

           10(x) Copy of Long Term Management Incentive Plan of The Claridge Hotel and Casino Corporation effective January 1, 1992. Incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 1991.

           10(y) Copy of Employment Agreement between Raymond A. Spera and The Claridge at Park Place, Incorporated dated November 1, 1992. Incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 1992.

           10(z) Copy of Employment Agreement between Peter Tiano and The Claridge at Park Place, Incorporated dated
                   November 1, 1992.  Incorporated by reference to
                   Exhibit 10(z) to Form 10-K for the year ended
                   December 31, 1992.

           10(aa) Copy of Employment Agreement between Albert T. Britton and The Claridge at Park Place, Incorporated dated November 1, 1992. Incorporated by reference to
                   Exhibit 10(aa) to Form 10-K for the year ended
                   December 31, 1992.

           10(ab) Amendment to Operating Lease Agreement and Expansion Operating Lease Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P., dated June
                   15, 1989.  Incorporated by reference to Exhibit 10.5
                   to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.

           10(ac) Second Amendment to Operating Lease Agreement and Expansion Operating Lease Agreement between New Claridge and
                   Atlantic City Boardwalk Associates, L.P., dated
                   March 27, 1990.  Incorporated by reference to
                   Exhibit 10.6 to Form S-1 Registration Statement
                   (file number 33-71550) dated November 12, 1993.

           10(ad) Third Amendment to Operating Lease Agreement and Expansion Operating Lease Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P., dated August 1, 1991. Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.

           10(ae) First Amendment to Expandable Wraparound Mortgage Loan Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P., dated March 17, 1986. Incorporated by reference to Exhibit 10.8 to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.

           10(af) Second Amendment to Expandable Wraparound Mortgage Loan Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P., dated June 15, 1989. Incorporated by reference to Exhibit 10.9 to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.

           10(ag) Second Amendment to Expandable Wraparound Mortgage and Security Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P., dated June 15, 1989. Incorporated by reference to Exhibit 10.11 to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.

           10(ah) The 1992 Claridge Management Incentive Plan. Incorporated by reference to Exhibit 10.18 to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.


           10(ai) The 1993 Claridge Management Incentive Plan. Incorporated by reference to Exhibit 10.19 to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.

           10(aj) Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement. Incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(ak) Form of Collateral Trust Agreement among the Corporation, New Claridge, the Partnership and the Collateral Trustee. Incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement
                   (file number 33-71550) dated January 18, 1994.

           10(al) Form of Corporation Pledge Agreement between the Corporation and the Collateral Trustee. Incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(am) Form of New Claridge Pledge Agreement between New Claridge and the Collateral Trustee. Incorporated by reference to
                   Exhibit 4.6 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(an) Form of New Claridge Cash Collateral Pledge Agreement between New Claridge and the Collateral Trustee. Incorporated by reference to Exhibit 4.7 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement
                   (file number 33-71550) dated January 18, 1994.

           10(ao) Form of New Claridge Security Agreement between New Claridge and the Collateral Trustee. Incorporated by reference to Exhibit 4.8 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(ap) Form of New Claridge Trademark Security Agreement between New Claridge and the Collateral Trustee. Incorporated by reference to Exhibit 4.9 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(aq) Form of Collateral Assignment of Expandable Wraparound Mortgage and Security Agreement. Incorporated by reference to Exhibit 4.10 to Pre-Effective Amendment No. 2 to
                   Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(ar) Form of Collateral Assignment of Lessor's Interest in Operating Leases. Incorporated by reference to Exhibit 4.13 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(as)  Form of Subordination Agreement among the Partnership,
                   New Claridge and the Collateral Trustee. Incorporated by reference to Exhibit 4.14 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           10(at) Form of Assignment of Leases and Rents and Other Contract Rights. Incorporated by reference to Exhibit 4.15 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

           12(a) Statement of Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference to Exhibit 12.1 to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.

           22(a) Subsidiaries of the Corporation. Incorporated by reference to Exhibit 22.1 Form 8 Amendment No. 1 to Form 10 dated February 21, 1984.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CLARIDGE HOTEL AND CASINO CORPORATION


Dated:  March 28, 1994       By:/s/ ROBERT M. RENNEISEN
- ----------------------          ----------------------------------
                                    Robert M. Renneisen
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Capacity                         Date
     ---------                --------                         ----

 /s/ DAVID W. BRENNER         Chairman, Director          March 28, 1994
- ---------------------------
David W. Brenner

 /s/ ROBERT M. RENNEISEN      President, Director          March 28, 1994
- ---------------------------   (Chief Executive Officer)
Robert M. Renneisen

 /s/ JAMES W. O'BRIEN         Director                     March 28, 1994
- ---------------------------
James W. O'Brien

 /s/ JEAN I. ABBOTT           Director                     March 28, 1994
- ---------------------------
Jean I. Abbott

 /s/ MARK H. SAYERS           Director                     March 28, 1994
- ---------------------------
Mark H. Sayers

 /s/ JOHN D. FEEHAN           Director                     March 28, 1994
- ---------------------------
John D. Feehan

 /s/ SHANNON L. BYBEE         Director                     March 28, 1994
- ---------------------------
Shannon L. Bybee

 /s/ RAYMOND A. SPERA         Executive Vice President     March 28, 1994
- ---------------------------   (Chief Financial Officer/
Raymond A. Spera              Treasurer)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARY


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    AND FINANCIAL STATEMENT SCHEDULES


                                                                Page
                                                            Reference In
                                                              Report on
                                                              Form 10-K
                                                            ------------

Independent Auditors' Report...............................      F-2

Consolidated Balance Sheets at December 31, 1993 and 1992..      F-3

Consolidated Statements of Operations and Accumulated Earnings
  (Deficit) for the Years Ended December 31, 1993, 1992 and
  1991.....................................................      F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1993, 1992 and 1991.........................      F-5

Notes to Consolidated Financial Statements.................      F-7

Financial Statement Schedules:

     Schedule VIII - Valuation and Qualifying Accounts.....      F-25

     Schedule X - Supplementary Income Statement
                  Information..............................      F-26

        All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                Independent Auditors' Report
                ----------------------------

The Board of Directors and Stockholders
The Claridge Hotel and Casino Corporation:


We have audited the consolidated financial statements of The Claridge Hotel and Casino Corporation and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Claridge Hotel and Casino Corporation and subsidiary at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                 KPMG Peat Marwick
Short Hills, New Jersey
March 4, 1994

   THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARY
                 Consolidated Balance Sheets
                 December 31, 1993 and 1992
                   (dollars in thousands)

Assets                                                            1993       1992
- ------                                                          --------   --------
Current Assets:
    Cash and cash equivalents                                   $  5,193      4,758
    Receivables, net (including $12,176 and $11,065 in 1993
      and 1992, respectively, due from Partnership) (note 3)      13,339     12,274
    Inventories                                                      423        292
    Prepaid expenses and other current assets                      3,781      3,059
                                                                --------    -------
        Total current assets                                      22,736     20,383
                                                                --------    -------
Gaming equipment                                                  14,436     13,600
    Less accumulated depreciation                                (10,211)    (9,639)
                                                                --------    -------
        Net gaming equipment                                       4,225      3,961
Long-term receivables due from Partnership (note 3)              115,494    121,713
Intangible assets and deferred charges at cost, less
    accumulated amortization                                         651        297
Other assets (note 4)                                              3,232      1,951
                                                                --------    -------
                                                                $146,338    148,305
                                                                ========    =======
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
    Revolving credit line borrowings (note 5)                   $    -0-      1,000
    Current installments of long-term debt (note 8)                  -0-      1,200
    Accounts payable                                               2,509      1,850
    Loan from the Partnership (note 6)                             3,600      3,600
    Other current liabilities (note 7)                            28,161     26,648
                                                                --------    -------
        Total current liabilities                                 34,270     34,298
                                                                --------    -------
Long-term debt (note 8)                                           35,259     40,301
Deferred rent due to Partnership (note 12)                        36,342     39,525
Deferred income taxes (note 11)                                    6,103      4,949
Other noncurrent liabilities (note 9)                             20,000     20,000

Commitments and contingent liabilities (notes 12 and 13)

Stockholders' equity (notes 15 and 16):
    Common stock
      Class A, par value $.001, authorized and
        issued 5,062,500 shares                                        5          5
    Additional paid-in capital                                     5,048      5,048
    Accumulated earnings                                           9,311      4,179
    Treasury stock, 73,963 Class A shares at
      cost in 1993                                                   -0-        -0-
                                                                --------    -------
        Total stockholders' equity                                14,364      9,232
                                                                --------    -------
                                                                $146,338    148,305
                                                                ========    =======

         See accompanying notes to consolidated financial statements.

            THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARY Consolidated Statements of Operations and Accumulated Earnings (Deficit)
             For the Years Ended December 31, 1993, 1992 and 1991
                    (in thousands except per share data)

                                               1993        1992       1991
Revenue:                                     --------    -------    -------
    Casino                                   $154,615    146,357    135,406
    Hotel                                      11,416     11,121     10,807
    Food and beverage                          18,597     18,971     20,589
    Interest from the Partnership              17,974     18,774     19,554
    Interest, other                               168        157        207
    Other                                       2,913      3,625      2,891
                                             --------    -------    -------
                                              205,683    199,005    189,454
    Less promotional allowances (note 10)      16,011     16,801     16,493
                                             --------    -------    -------
       Net revenues                           189,672    182,204    172,961
                                             --------    -------    -------
Costs and expenses:
    Casino                                     81,657     74,348     69,694
    Hotel                                       3,228      3,162      3,340
    Food and beverage                          10,284      9,244      9,787
    Other                                       3,923      5,106      4,925
    Rent expense to the Partnership            34,580     34,658     36,645
    Rent expense, other                         1,645      1,776      1,836
    General and administrative                 26,951     25,026     22,621
    Gaming taxes                               12,360     11,669     10,790
    Reinvestment obligation expenses (note 4)     665        977      1,465
    Provision for uncollectible accounts          207        554        559
    Depreciation and amortization               1,445      1,321      1,274
    Interest expense, other                     4,173      4,240      6,344
                                             --------    -------    -------
       Total costs and expenses               181,118    172,081    169,280
                                             --------    -------    -------
Income before income taxes                      8,554     10,123      3,681
Income tax expense (note 11)                    3,422      4,075      1,500
                                             --------    -------    -------
Net income                                      5,132      6,048      2,181
                                             --------    -------    -------
Accumulated earnings (deficit) at
 beginning of period                            4,179     (1,869)    (4,050)
                                             --------    -------    -------
Accumulated earnings (deficit) at end
 of period                                   $  9,311      4,179     (1,869)
                                             ========    =======    =======
Net income per share (note 2(g))             $   1.02       1.21        .46
                                             ========    =======    =======

     See accompanying notes to consolidated financial statements.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
          For the Years Ended December 31, 1993, 1992 and 1991
                            (in thousands)

                                               1993       1992       1991
                                               ----       ----       ----
Cash Flows from Operating Activities:
    Net income                               $ 5,132      6,048      2,181
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:

      Depreciation and amortization            1,445      1,321      1,274
      Deferred rent to the Partnership        (3,183)    (2,884)    (4,282)
      Deferred interest receivable and
        discount from the Partnership         (1,004)      (873)      (760)
      Valuation reserve                          665        977      1,465
      Gain on disposal of assets                 (52)       (18)      (149)
      Deferred income taxes - noncurrent       1,154      1,339      1,030

      Change in assets and liabilities:
        Receivables, net, excluding
          current portion of long-term
          receivables                            (36)     1,036        232
        Inventories                             (131)        (7)         7
        Prepaid expenses and other
          current assets excluding current
          portion of reinvestment obligation
          credit                                (722)       124       (296)
        Accounts payable                         659        248       (973)
        Other current liabilities              1,513     (1,235)     3,731
                                            --------    -------    -------
Net cash flows provided by
    operating activities                       5,440      6,076      3,460
                                            --------    -------    -------


                                    Continued

              THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARY
                  Consolidated Statements of Cash Flows (Cont'd.)
                For the Years Ended December 31, 1993, 1992 and 1991
                                 (in thousands)

                                               1993       1992       1991
                                               ----       ----       ----
Cash Flows from Investment Activities:
    Increase in intangible assets
      and deferred charges                  $   (529)      (230)      (248)
    Additions to gaming equipment             (1,535)    (1,281)    (1,213)
    Additions to other assets, net            (1,946)    (1,296)      (302)
    Proceeds from disposition of property         53         87        149
    Increase in long-term receivables         (3,287)    (2,295)    (1,343)
    Receipt of long-term receivables           9,481      8,625      8,367
                                            --------    -------    -------
Net cash flows provided by investment
 activities                                    2,237      3,610      5,410
                                            --------    -------    -------
Cash Flows from Financing Activities:

    Payment of long-term debt                 (7,942)   (10,566)    (8,404)
    Payment of revolving credit line
       borrowings                            (21,900)    (6,000)   (25,000)
    Increase in revolving credit line
       borrowings                             22,600      7,000     24,100
                                            --------    -------    -------
Net cash flows used in financing
  activities                                  (7,242)    (9,566)    (9,304)
                                            --------    -------    -------
Increase (decrease) in cash and cash
  equivalents                                    435        120       (434)

Cash and cash equivalents at beginning
  of period                                    4,758      4,638      5,072
                                            --------    -------    -------
Cash and cash equivalents at end of period  $  5,193      4,758      4,638
                                            ========    =======    =======
Supplemental cash flow disclosures:
    Interest paid                           $  3,741      3,808      5,912
                                            ========    =======    =======
    Income taxes paid                       $  1,393      2,841        220
                                            ========    =======    =======

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARY
                 Notes to Consolidated Financial Statements


1.  THE CORPORATION

a)  Organization

    The Claridge Hotel and Casino Corporation (the "Corporation"), was formed on August 26, 1983 to hold all of the shares of capital stock of The Claridge at Park Place, Incorporated ("New Claridge"), which was formed on August 29, 1983. On October 31, 1983, New Claridge acquired certain assets of The Claridge Hotel and Casino (the "Claridge"), including gaming equipment (the "Casino Assets"), from Del E. Webb New Jersey, Inc. ("DEWNJ"), a wholly-owned subsidiary of Del Webb Corporation ("Webb"); leased certain other of the Claridge's assets, including the buildings, parking facility and non-gaming, depreciable, tangible property of the Claridge (the "Hotel Assets"), from Atlantic City Boardwalk Associates, L.P. (the "Partnership"); subleased the land on which the Claridge is located from the Partnership; assumed certain liabilities related to the acquired assets; and undertook to carry on the business of the Claridge.

b)  Recent Business Developments

    On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated.

    The Notes are secured by a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, and by a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement.

    The balance of the net proceeds from the offering of the Notes will be used (i) to fund internal improvements intended to expand the Claridge's casino capacity, which will result in the addition of approximately 550 slot machines, as well as a poker and simulcast area; (ii) the possible acquisition of an adjacent parcel of land and construction on that land of a self-parking garage facility; (iii) the possible purchase of the Contingent Payment (see "1989 Restructuring") granted in 1989 and now held in trust for the benefit of the United Way of Arizona; and (iv) the potential expansion of the Corporation's activities into emerging gaming markets.

c) 1989 Restructuring

    On October 27, 1988, the parties with an economic interest in the Corporation and New Claridge, including the banks holding the First Mortgage (the "First Mortgage Lenders"), entered into an agreement to restructure the financial obligations of the Corporation and New Claridge (the "Restructuring Agreement"). Had the Corporation not entered into the Restructuring Agreement, New Claridge probably would not have been relicensed by the New Jersey Casino Control Commission (the "Commission") for the license period beginning
    October 31, 1988 and ending October 31, 1989, and would have had to consider filing for bankruptcy protection. The Restructuring Agreement by its terms was subject to approval by at least two-thirds in interest of the limited partners of the Partnership and the holders of at least two-thirds of the Class A Stock of the Corporation. These approvals were received, and the restructuring was consummated in June 1989. The restructuring resulted in (i) a reorganization of the ownership interest in the Corporation; (ii) modifications of the rights and obligations of certain lenders; (iii) satisfaction and termination of the obligations and commitments of Webb and DEWNJ under the original structure; (iv) modifications of the lease agreements between New Claridge and the Partnership; and (v) the forgiveness by Webb of substantial indebtedness.

    At the closing of the restructuring on June 16, 1989, Webb transferred all of its right, title, and interest to its Claridge land, easements, and air rights to the Partnership, which had the effect of eliminating the land lease between Webb and the Partnership and of subjecting that land to a direct lease (rather than a sublease) from the Partnership to New Claridge.

    Pursuant to amendments to the Operating Lease and Expansion
    Operating Lease, the Partnership agreed to deferrals of basic rent (see Note 12, "Operating Lease").

    In addition, the Partnership loaned $3.6 million to New Claridge. That amount represented substantially all the cash and cash equivalents remaining in the Partnership as of June 16, 1989 other than funds needed to pay expenses incurred through the closing of the restructuring. The Partnership paid to New Claridge $100,000 for the cancellation of an option agreement relating to the land underlying the Claridge.

    The Restructuring Agreement provided that Webb would retain an interest equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly (the "Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment.

    In connection with the restructuring, Webb agreed to grant those investors in the Corporation and the Partnership ("Releasing
    Investors") from whom Webb had received written releases from all liabilities rights ("Contingent Payment Rights") to receive certain

c)  1989 Restructuring (Cont'd)

    amounts to the extent available for application to the Contingent Payment. Approximately 81% in interest of the investors provided releases and became Releasing Investors. Payments to Releasing Investors are to be made in accordance with the following schedule of priorities:

      (i) Releasing Investors would receive 81% of the first $10 million of any net proceeds from operations or a sale or a refinancing of the Claridge facility pursuant to an agreement executed within five years ("Five-Year
          Payments") after the restructuring (i.e., the sum obtained by multiplying the lesser of $10 million of, or the total of, any Five-Year Payments by 81%, with the balance of any such funds to be applied against the Contingent Payment), and

     (ii) All distributions of funds other than Five-Year Payments, or of Five-Year Payments in excess of the $10 million, will be shared by Webb and Releasing Investors in the following proportions: Releasing Investors will receive 40.5% (one-half of 81%) of any such excess proceeds, with the balance of any such funds to be applied against the Contingent Payment, until the Contingent Payment is paid in full ($20 million plus accrued interest.)

    On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the United Way of Arizona, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission. As a result, the Releasing Investors and the Trustee for the United Way of Arizona share the Contingent Payment granted to Webb.

    The Corporation has recently offered to purchase the Contingent Payment from the United Way of Arizona for the amount of $10 million; this offer was not accepted. The Corporation is continuing its negotiations with the Trustee for the United Way of Arizona in an attempt to purchase the Contingent Payment. (See Note 1(b) "Recent Business Developments").


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a)   Basis of Presentation

      The financial statements are prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, New Claridge. All material intercompany accounts and transactions have been eliminated in consolidation.

   b)   Cash and Cash Equivalents

      Cash and cash equivalents includes investments in interest bearing repurchase agreements in government securities with maturities of three months or less when purchased. Interest income is recorded as earned.

    c)   Casino Receivables and Revenues

      Credit is issued to certain casino customers and the Corporation records all unpaid credit as casino receivables on the date the credit was issued. Allowances for estimated uncollectible casino receivables are provided to reduce these receivables to amounts anticipated to be collected. The Corporation recognizes as casino revenue, the net win (which is the difference between amounts wagered and amounts paid to winning patrons) from gaming activity.

    d)   Inventories

      Inventories are stated at the lower of cost or market, cost being determined principally on a first-in, first-out basis.

    e)   Gaming Equipment

      Gaming equipment is stated at cost. Depreciation is provided over the estimated useful lives (5 years) of the respective assets using the straight line method.

    f)   Income Taxes

      Deferred income taxes are provided for temporary differences between financial statement reporting and income tax reporting for rent levelling provisions, asset basis differences, and various other expenses recorded for financial statement purposes.

    g)   Earnings Per Share

      Earnings per share is calculated based on the weighted average shares outstanding (5,030,078 for the year ended December 31, 1993, 4,983,696 for the year ended December 31, 1992, and 4,788,562 for the year ended December 31, 1991).

3. RECEIVABLES

    Receivables at December 31, 1993 and 1992 consists of the following:

    Current Receivables                                      1993     1992
    -------------------                                      ----     ----
                                                            (in thousands)
          Casino, less allowance for doubtful accounts
            of $1,243,000 and $1,424,000 at
            December 31, 1993 and 1992, respectively     $    707        836
          Hotel, less allowance for doubtful accounts
            of $26,000 and $7,000 at December 31,
            1993 and 1992, respectively                       263        257
          Interest receivable due from the Partnership 1,444 1,519 Current portion Expandable Wraparound
            Mortgage due from the Partnership               8,000      7,000
          Current portion of FF&E Promissory notes            975      1,146
          Current portion of Expansion/Construction
            promissory note                                 1,534      1,335
          Other, less allowance for doubtful accounts
            of $13,000 at December 31, 1993 and 1992          416        181
                                                         --------    -------
                                                         $ 13,339     12,274
                                                         ========    =======
     Long-Term Receivables
     ---------------------
          $127,000,000 Expandable Wraparound
            Mortgage 14%, maturities through
            September 30, 2000 (net of $12,295,000
            discount and $13,299,000 discount at
            December 31, 1993 and 1992, respectively)    $ 79,705     86,701
          Deferred interest receivable, due
            September 30, 2000                             20,000     20,000
          FF&E promissory notes, 14%                        7,504      5,193
          Expansion/Construction promissory note, 14%       8,285      9,819
                                                         --------    -------
                                                         $115,494    121,713
                                                         ========    =======

     The Expandable Wraparound Mortgage Loan Agreement ("Expandable Wraparound Mortgage") was executed and delivered by the Partnership to New Claridge and is secured by all property of the Partnership. As part of the agreement, New Claridge will service the First Mortgage and the Partnership's debt under the Purchase Money Second Mortgage indebtedness (note 8). $20 million in interest was deferred between 1983 and 1988 and will be due upon maturity. Principal payments required under the Expandable Wraparound Mortgage commenced in 1988.

3. RECEIVABLES (Cont'd.)

     The Expandable Wraparound Mortgage also includes a provision whereby New Claridge will loan the Partnership up to $25 million in the form of FF&E promissory notes, secured under the Expandable Wraparound Mortgage, for the purchase of property and equipment. One half of the principal is due in 48 months and the remaining balance is due 60 months from the date of the respective FF&E promissory note. During the year ended December 31, 1994, $975,000 of principal payments will become due.

     The Expandable Wraparound Mortgage was increased up to $17 million to provide the Partnership with funding for the construction of the expansion. Effective on the date that the expansion opened to the public (August 28, 1986), the Partnership commenced making level monthly payments of principal and interest so as to repay on September 30, 1998, in full, the principal balance of this increase in the Expandable Wraparound Mortgage. The Expandable Wraparound Mortgage was amended to require, in addition to the above, principal payments (in equal monthly installments) due during the years 1988 through 1998 in escalating amounts totalling $80 million and on September 30, 2000 a balloon payment of $67 million which includes $20 million of deferred interest.


4.   OTHER ASSETS

     The Casino Control Act (the "Act") provides for the imposition of an investment obligation, calculated at 1.25% of the total revenues from gaming operations, less the provision for bad debt. If a casino licensee opts not to make the investment as required, it is assessed an alternative tax of 2.5% of total gaming revenues less the provision for bad debt. The licensee can satisfy its obligation by making a direct investment in a project approved by the Casino Reinvestment Development Authority ("CRDA"), the agency responsible for administering this portion of the Act, or it can buy bonds issued by the CRDA. These bonds bear interest at two-thirds of market rates, as set forth in the Act.

     New Claridge has opted to deposit its reinvestment obligation funds with the State Treasurer. Through December 31, 1993, the Corporation has deposited $12,733,000 of which $2,025,000 has been used to purchase bonds issued by the CRDA. Since interest on these bonds and funds deposited is paid at a discounted rate, New Claridge records a valuation allowance of approximately one-third of the reinvestment obligation. In addition, in January 1990, it was determined that certain bonds issued by the CRDA had become impaired, and that the payment of principal and interest was uncertain. As a result, New Claridge has recorded a valuation allowance for the full amount of its investment in these bonds, totalling $1,654,000.

     In December 1989, and again in July 1990, New Claridge made to the CRDA donations of funds, totalling $7,088,000 which had previously been deposited with the State Treasurer. In exchange for these donations, New Claridge received credits from the CRDA equal to 51% of the donations, to be applied to satisfy portions of the reinvestment obligations

4.   OTHER ASSETS (cont'd.)

     commencing after the date of the donations. At of December 31, 1993, $20,000 of these credits remained available.


5.   WORKING CAPITAL LOANS

     Pursuant to the terms of the Loan Agreement, First Fidelity Bank, N.A., New Jersey ("Bank") established a revolving working capital facility, which as of December 31, 1993 was in the amount of $7.5 million. Interest on the working capital facility borrowings, which was payable monthly in arrears, accrued at a rate equal to the prime rate plus four percent, as amended effective April 1, 1993 (see Note 8, Long-Term Debt). New Claridge was also required to pay quarterly a commitment fee equal to .5% per annum of the unused portion of the revolving working capital facility.

     New Claridge's outstanding borrowings on the revolving working capital facility at December 31, 1993 and 1992 were $1,700,000 and $1,000,000, respectively.

     The amount outstanding on the revolving working capital facility at December 31, 1993 has been classified as long-term debt, due to the repayment in full on January 31, 1994, in conjunction with the full satisfaction of the Loan Agreement (see Note 17, Subsequent Events). As a result of the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated.


6.   LOAN FROM THE PARTNERSHIP

     In accordance with the terms of the Restructuring Agreement, on June 16, 1989 the Partnership loaned to New Claridge $3.6 million, which represented substantially all cash and cash equivalents remaining in the Partnership other than funds needed to pay expenses incurred through the closing of the Restructuring. This loan is evidenced by an unsecured promissory note and is not due and payable until such time as the full or partial satisfaction of the Wraparound Mortgage and the First Mortgage has been made in connection with a refinancing or sale of all or a partial interest in the Claridge.

     Interest which accrues at 12% per annum is payable in full upon maturity. As of December 31, 1993, such interest, which is included in other current liabilities, amounted to $1,962,000.

7.  OTHER CURRENT LIABILITIES

     Other current liabilities at December 31, 1993 and 1992 consist of the following (in thousands):
                                                    1993     1992
                                                    ----     ----
     Deferred rent, current                       $15,078   15,078
     Accrued payroll and related benefits           6,245    5,685
     Progressive jackpots liability                    51      483
     Auto/General insurance reserves                1,404    1,425
     Accrued interest due to Partnership            1,962    1,530
     Other current liabilities                      3,421    2,447
                                                  -------   ------
                                                  $28,161   26,648
                                                  =======   ======

     The amount of deferred rent as of December 31, 1993 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

     In September 1992, certain progressive slot machines were removed from the casino, resulting in the reversal of $2,437,000 of progressive jackpot liability. In 1993, $432,000 of progressive liability was reversed as a result of removing additional progressive slot machines from the casino floor. The removal of these units was made following receipt of approval from the Commission.

8.   LONG-TERM DEBT

     Long-term debt at December 31, 1993 and 1992 consists of the following:
                                                   1993    1992
                                                   ----    ----
                                                  (in thousands)
     First Mortgage Note, prime plus 4%,
       effective April 1, 1993                   $33,559   41,501
     Revolving line of credit                      1,700      -0-
                                                 -------   ------
                                                  35,259   41,501
     Less current installments                       -0-    1,200
                                                 -------   ------
                                                 $35,259   40,301
                                                 =======   ======

8.  LONG-TERM DEBT (cont'd.)

     On October 7, 1991, New Claridge was issued a two year license by the Commission for the period commencing October 31, 1991. The relicensing approval was based in part on the execution of the second amendment to the Loan Agreement on April 23, 1991.
     In addition, New Claridge was required to submit to the Commission by April 30, 1993 a plan to satisfy the balloon payment due on the term loan on January 1, 1994, pursuant to the terms of the Loan Agreement, with implementation of the plan by June 30, 1993. The third amendment to the Loan Agreement was executed, effective April 1, 1993. The modifications resulting from this amendment included (i) the extension of the maturity date of the first mortgage loan from January 1, 1994 to December 31, 1996; (ii) an increase in the interest rate to the prime rate of Marine Midland Bank, N.A. plus four percent (from the previous prime rate plus one and one-half percent); (iii) an increase in the mandatory principal payments from $1.2 million to $3 million annually, payable in equal monthly installments;
     (iv) an increase in the maximum annual capital expenditure limitation from $3.5 million per year to $5 million per year; and (v) an increase in the co-agent's fee to $70,000 per year. Prior to this amendment, New Claridge was required to pay a co-agent's fee equal to one-fortieth of one percent of the average daily outstanding balance of the first mortgage loan. In addition, New Claridge paid an extension fee of $200,000 upon the execution of this amendment to the Loan Agreement.

     In addition to the mandatory principal payments, New Claridge was also required to pay quarterly, to the Bank, for permanent application to the outstanding principal balance of the first mortgage loan, any excess cash flow as defined in the Loan Agreement.

     The total principal balance outstanding on the first mortgage loan at December 31, 1993 has been classified as long-term debt, due to the repayment in full of the first mortgage on January 31, 1994, in conjunction with the full satisfaction of the Loan Agreement (see Note 17, Subsequent Events).

9.   OTHER NONCURRENT LIABILITIES

     Pursuant to the Restructuring Agreement, Webb retained an interest, which was assigned to the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan ("Contingent Payment"), which amount is payable under certain circumstances. Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying financial statements since the likelihood of paying such amount is not considered probable at this time. As of December 31, 1993, accrued interest would have amounted to approximately $22.3 million.

10. PROMOTIONAL ALLOWANCES

     The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 1993, 1992 and 1991 has been allocated to casino expenses as follows (in thousands):

                                     1993        1992       1991
                                     ----        ----       ----
          Hotel                    $ 2,251       1,972      1,540
          Food and beverage          9,650       9,936      9,167
          Entertainment                667         981      1,409
                                   -------      ------     ------
               Total               $12,568      12,889     12,116
                                   =======      ======     ======

11.  INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes".
     Statement No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes.

     Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

     Effective January 1, 1993, the Corporation adopted Statement No. 109 on a prospective basis. There is no effect on the Corporation's statement of operations for the year ended
     December 31, 1993 as a result of the adoption of Statement No.
     109.

     The provision for income taxes is comprised of the following (in thousands):
                                     1993        1992      1991
                                     ----        ----      ----
     Current:
       Federal                      $1,928       2,325        280
       State                           340         411        190
     Deferred                        1,154       1,339      1,030
                                    ------       -----      -----
                                    $3,422       4,075      1,500
                                    ======       =====      =====

11. INCOME TAXES (Cont'd.)

     The provision for income tax differs from the amount computed at the statutory rate as follows (in thousands):

                                     1993         1992      1991
     Federal income tax at           ----         ----      ----
       statutory rates              $2,908       3,442      1,251
     State income tax less
       Federal benefit                 514         633        249
                                    ------       -----      -----
                                    $3,422       4,075      1,500
                                    ======       =====      =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1993 are presented below (in thousands):

     Deferred tax asset/(liability):

     Depreciation                                        $   (699)
     Rent leveling                                         14,015
     Difference between book and tax basis of
       receivables                                         (1,772)
     Accrued expenses                                       1,373
     Difference between book and tax basis of Wraparound
       Mortgage receivable                                (19,574)
     Other differences between tax and financial
       statement values                                       554
                                                         --------
     Net Deferred Tax Liability                          $ (6,103)
                                                         ========
     No valuation allowance has been provided on deferred tax assets since management believes that it is more likely than not that such assets will be realized through the reversal of existing deferred tax liabilities and future taxable income.

     The principal items comprising the deferred tax provision in 1993 included rent levelling of $1,270,000, Wraparound Mortgage discount expense of $402,000, bad debt expense of $42,000, and income related to debt forgiveness of ($520,000).

     The principal items comprising the deferred tax provision in 1992 included rent levelling of $1,150,000, Wraparound Mortgage discount expense of $350,000, reversal of progressive jackpot liability of $615,000, bad debt expense of ($66,000), and income related to debt forgiveness of ($678,000).

     The principal items comprising the deferred tax provision in 1991 included bad debt expense of $480,000, rent levelling of $1,720,000, Wraparound Mortgage discount expense of $304,000, and income related to debt forgiveness of ($1,538,000).

11. INCOME TAXES (Cont'd.)

     As a result of the restructuring in 1989, the amount of debt forgiven resulted in the loss or reduction of various tax attributes including tax operating loss carryforwards of $30,400,000, unused tax credits of $1,041,000 and reduction in tax basis of assets by $89,178,000. As a result of the reduction in tax basis of assets, cash payments for income taxes will significantly exceed income tax expense for financial statement purposes in future years. The above amounts have been adjusted to reflect settlements of the IRS audits of the years 1983 through 1987.

12.  OPERATING LEASE

     New Claridge leases the Hotel Assets and subleased the land on which The Claridge Hotel and Casino is located from the Partnership under an Operating Lease for an initial lease term of 15 years with three 10-year renewal options. If New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 for the lease year commencing October 1, 1998 through September 30, 1999 and, subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. New Claridge is also required to pay as additional rent amounts including certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements and the general and administrative costs of the Partnership. Under the terms of the Operating Lease, New Claridge has an option to purchase, on September 30, 1998 and, if it renews the Operating Lease, on September 30, 2003, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised.

     Minimum future basic lease payments under the initial term of the Operating Lease, as amended, as of December 31, 1993 (net of expected abatements, as discussed below) are as follows (in thousands):

          1994                                $ 30,821
          1995                                  30,762
          1996                                  31,199
          1997                                  41,775
          1998                                  32,531
                                              --------
          Total Minimum                       $167,088
                                              ========
     Also, additional rent payments are required based upon fixed assets purchased by the Partnership (the FF&E Replacements, note
     3) and then leased to New Claridge. For the years ended December 31, 1993, 1992 and 1991, expense resulting from the Operating Lease amounted to $34,580,000, $34,658,000 and $36,645,000, respectively, of which ($3,183,000), ($2,884,000)
     and ($4,282,000) of rental expense is attributable to the

12.  OPERATING LEASE (Cont'd.)

     requirement under Statement of Financial Accounting Standards #13 to provide a level rent expense for those leases with escalating payments. Under terms of the Operating Lease, the Partnership is responsible for taxes, assessments, insurance, maintenance and repairs and other costs related to use and occupancy of the Hotel Assets.

     New Claridge entered into an Expansion Operating Lease Agreement with the Partnership whereby New Claridge leased the expansion facility for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount is adjusted based on the Consumer Price Index but any increase may not exceed two percent per annum. Basic annual rent for 1993, 1992, and 1991 amounted to $4,445,000, $4,358,000, and
     $4,273,000, respectively. If the term of the Expansion Operating Lease is extended, basic annual rent will be calculated pursuant to a formula, with such rent not to be more than $3,000,000 nor less than $2,500,000 and not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

     New Claridge is also required to pay as additional rent certain expenses and the debt service relating to Furniture, Fixture and Equipment Replacements and building improvements (collectively "Expansion FF&E Replacements") for the expanded facility. The Partnership will be required during the entire term of the Expansion Operating Lease to provide New Claridge with Expansion FF&E Replacements and until September 30, 1998, will be required to provide facility maintenance and engineering services to New Claridge. New Claridge will be obligated to lend the Partnership any amounts necessary to fund the cost of Expansion FF&E Replacements. Any advances by New Claridge for the foregoing will be secured under the Expandable Wraparound Mortgage. New Claridge will have the option to purchase, on September 30, 1998 and, if it renews the Expansion Operating Lease, on September 30, 2003, the expansion facility (including air rights) for their fair market value at the time the option is exercised.

     Effective with the consummation of the restructuring in June
     1989, the Operating Lease Agreement and the Expansion Operating Lease Agreement were amended to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent payable through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary to meet the Partnership's cash requirements.
     During the third quarter of 1991, the maximum deferral of basic rent allowable under the Operating Lease of $15,078,000 was reached. On August 1, 1991, the Operating Lease Agreement and Expansion Operating Lease Agreement were further amended to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000

12. OPERATING LEASE (Cont'd.)

     in the aggregate. Effective with the closing of the Restructuring on June 16, 1989, lease expense recognized on a level basis is reduced prospectively, from the use of a revised schedule of rent levelling relative to the abatement of certain rents beginning in 1992.

     If the Partnership should fail to make any payment due under the Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

     New Claridge also leases supplemental office, warehouse, and surface parking spaces in nearby lots. For the years ended December 31, 1993, 1992, and 1991, operating lease expense for these facilities amounted to $1,645,000, $1,776,000 and $1,836,000, respectively. The minimum future lease payments due under these leases total $840,000 in 1994, $626,000 in 1995,
     $600,000 in 1996, and $600,000 in 1997.

     On March 8, 1991, New Claridge entered into an operating lease agreement to lease certain computer equipment. For the years ended December 31, 1993 and 1992, operating lease expense for the computer equipment amounted to $308,000. The minimum future lease payments due under this agreement are $76,950 in 1994.
     New Claridge has an option to acquire the equipment at the end of the lease term at the then fair market value of the equipment. This option was exercised on February 28, 1994.

     On June 11, 1991, New Claridge entered into an operating lease agreement to lease one hundred slot machines for a period of thirty-six months. For the years ended December 31, 1993 and 1992, operating lease expense for these slot machines amounted to $170,000. The minimum future lease payments due under this agreement are $86,000 in 1994. At the end of the three-year lease term, New Claridge has the option to purchase the slot machines for an amount as specified in the lease agreement, or to extend the lease term for two additional one year periods.

     On February 24, 1992, New Claridge entered into an operating lease agreement to lease an additional one hundred slot machines, under the same terms and conditions as the June 11, 1991 lease agreement. For the years ended December 31, 1993 and 1992, operating lease expense for these slot machines amounted to $174,000 and $146,000, respectively. Minimum future lease payments under this agreement are as follows: $174,000 in 1994, and $28,000 in 1995.

13. CONTINGENCIES

     a)   Licensing

          On September 22, 1993, New Claridge was issued a two-year casino license by the Commission for the period commencing September 30, 1993. The relicensing approval was based in part on the execution of the third amendment to the Loan Agreement on April 1, 1993 (as discussed in note 8, Long-Term Debt).

     b)   Legal Proceedings

          The Corporation and New Claridge are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, it is not reasonably likely that any such matters individually or collectively would result in an outcome having a material adverse effect on the consolidated financial statements.

14.  OTHER EVENTS

     On December 30, 1992, the Corporation and Fitzgeralds Las Vegas, L.P. ("Fitzgeralds") executed a Letter of Intent to combine the business and assets of the two organizations. A definitive agreement was not reached and the Letter of Intent expired by it own terms on June 28, 1993.

15.  RELATED PARTY TRANSACTIONS

     a. The Restructuring Agreement provided for Webb to retain an interest, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or in the sale or refinancing of the Claridge facility in excess of the first mortgage loan. Webb was also entitled to retain a seat on the Board of Directors of the Corporation and New Claridge (a right it subsequently relinquished). Effective with the closing of the Restructuring on June 16, 1989, all or substantially all of the financial, contractual, ownership, guarantee and other relationships of the Corporation and New Claridge with Webb were terminated.

     b. The Partnership has a direct material interest in the Expandable Wraparound Mortgage Loan Agreement, the Operating Lease and the Expansion Operating Lease together with the amendments thereto as described in the preceding notes. The ownership interests in the Partnership which have a relationship to the Corporation are currently as follows:

          - Limited Partners representing approximately 98% interest in the Partnership own approximately
              4,500,000 shares of the Corporation's Class A Stock; and

15. RELATED PARTY TRANSACTIONS (cont'd.)

          - Special Limited Partners (Oppenheimer Holdings, Inc. and certain officers and employees of Oppenheimer & Co., Inc.) represent approximately 1% interest in the Partnership and prior to March 24, 1989 owned the remaining 562,500 shares of Class A Stock. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock.

          See footnote 1.b, "1989 Restructuring", for a summary of the transactions consummated pursuant to the terms of the Restructuring Agreement.

     c. In February 1992, the Corporation's Board of Directors adopted a Long-Term Incentive Plan (the "Plan") in which certain key employees of the Corporation and/or New Claridge participate. The Plan provides for the grant of the 273,938 shares of the Corporation's Class A stock, which were held as treasury shares of the Corporation, and for the issuance of 100 Equity Units. The aggregate value of the 100 Equity Units is equal to 5.41 percent of certain amounts as further defined in the Plan. Specified portions of the awarded treasury shares and Equity Units held by participants vest upon the attainment of specific goals as described in the Plan. The treasury shares and Equity Units fully vest upon a further restructuring or
          a change  in control as defined in the Plan.   Payment
          with respect to the Equity Units will only be made (a) upon the occurrence of a transaction in which substantially all of the assets and business operations of the Claridge entities are transferred to one or more entities in a merger, sale of assets or other acquisition-type transaction, (b) upon termination of employment of any participant in the Plan within one year after any change in control of the Corporation occurs, as defined in the Plan, or (c) if the Corporation pays dividends to its stockholders, if the Partnership makes distributions to its partners, or if the Corporation or the Partnership makes certain distributions under the Restructuring Agreement. With respect to such Plan, no vesting has occurred through December 31, 1993. On April 15, 1992, the Casino Control Commission approved the Plan and the treasury shares were delivered to the participants. A participant is entitled to vote all awarded treasury shares whether or not vested in such shares.

          On July 25, 1993, Shannon Bybee, resigned his position as Chairman and Chief Executive Officer of the Corporation, resulting in the return to the Corporation of 73,963 shares of the Corporation's Class A stock, which had previously been awarded under the Plan. In addition, the Equity Units held by Mr. Bybee were returned to the Corporation upon his resignation. Mr. Bybee continues to serve as a member of the Board of Directors of the Corporation.

16.  PARENT COMPANY INFORMATION

     The Corporation owns all of the outstanding common stock of New Claridge, which it purchased for $5,000,000. Other than the investment in its subsidiary at December 31, 1993 and 1992 the balance sheet accounts of the Corporation include other assets of $457,000 and $-0-, respectively, and related current liabilities of $6,030,000 and $4,974,000, respectively.
     Expenses amounted to $599,000, $611,000 and 321,000 for the years ended December 31, 1993, 1992 and 1991, respectively. These amounts represent the net loss of the Corporation for the respective periods before equity in the results of New Claridge. For the year ended December 31, 1993, New Claridge had net income of $5,731,000 as compared to net income of $6,659,000 and $2,502,000 for the years ended December 31, 1992 and 1991, respectively.


17.  SUBSEQUENT EVENT

     On January 31, 1994, the Corporation completed an offering of $85 million of Notes due 2002, bearing interest at 11 3/4%. A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated.

     The balance of the net proceeds from the offering of the Notes will be used (i) to fund internal improvements intended to expand the Claridge's casino capacity, which will result in the addition of approximately 550 slot machines, as well as a poker and simulcast area; (ii) the possible acquisition of an adjacent parcel of land and construction on that land of a self-parking garage facility; (iii) the possible purchase of the Contingent Payment (see "1989 Restructuring") granted in 1989 and now held in trust for the benefit of the United Way of Arizona; and (iv) the potential expansion of the Corporation's activities into emerging gaming markets.

17. SUBSEQUENT EVENT (cont'd.)

     The following table sets forth the condensed consolidated financial position of the Corporation and New Claridge as of December 31, 1993, and as adjusted to give unaudited proforma effect to the net proceeds from the sale of the Notes and the application of approximately $35 million of the proceeds to repay in full the outstanding debt under the Loan Agreement:

                                             At December 31, 1993
                                            ---------------------
                                                         Unaudited
                                            Actual        Proforma
                                            ------       ---------
                                                (in thousands)

          Cash and cash equivalents       $   5,193       $ 52,140
          Total assets                      146,338        196,079
          Current liabilities                34,270         34,270
          Long-term debt                     35,259         85,000
          Stockholders' equity               14,364         14,364
          Total liabilities and
            stockholders' equity            146,338        196,079

                            SCHEDULE VIII


        THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARY
                   Valuation and Qualifying Accounts
             Years Ended December 31, 1993, 1992 and 1991
                            (in thousands)

                         Balance   Charged to   Charged to                Balance
                        Beginning   Costs and     Other                  at End of
Description             of Period   Expenses     Accounts   Deductions     Period
- -----------             ---------   --------     --------   ----------     ------

Year ended
December 31, 1993
- -----------------

Allowance for
Doubtful Accounts         $1,444       207          -0-       369 (a)      1,282

Year ended
December 31, 1992
- -----------------

Allowance for
Doubtful Accounts         $1,278       554          -0-       388 (a)      1,444

Year ended
December 31, 1991
- -----------------

Allowance for
Doubtful Accounts         $2,492       559          -0-     1,773 (a)      1,278



(a)   Accounts written-off.

                                    SCHEDULE X


            THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARY
                   Supplementary Income Statement Information
                  Years Ended December 31, 1993, 1992 and 1991
                                  (in thousands)



                                     1993            1992           1991
                                     ----            ----           ----
Charged to Costs and Expenses:

     Maintenance and Repairs (1)   $   -0-            -0-            -0-
                                   =======        =======         ======

     Depreciation and Amortization
       of intangible assets, pre-
       opening cost and similar
       deferrals:
         Intangible assets         $   175        $   197             96
                                   =======        =======         ======


     Taxes, other than payroll and
       income taxes:
         New Jersey casino gross
           revenue tax             $12,360        $11,669         10,790
         Property taxes              3,789          3,575          3,876
                                   -------        -------         ------
                                   $16,149        $15,244         14,666
                                   =======        =======         ======

     Advertising Costs             $ 2,709        $ 2,376          3,099
                                   =======        =======         ======


(1) In accordance with the terms of the Operating Lease Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P., the Partnership is required to provide facility maintenance and engineering services to New Claridge.