Form 10-Q
period 1994-03-31
CLARIDGE HOTEL & CASINO CORP
filed 1994-05-16
CIK 730409

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                           QUARTERLY REPORT


    (Mark One)
     ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 1994
                                               --------------
     (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                            -----------  -----------
                      Commission File Number 0-11268


                THE CLARIDGE HOTEL AND CASINO CORPORATION
         (Exact name of registrant as specified in its charter)


             New York                                    22-2469172
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

     Indiana Avenue and the Boardwalk
        Atlantic City, New Jersey                         08401
     (Address of principal executive offices)          (Zip Code)

 Registrant's telephone number, including area code: (609) 340-3400

                          __________________


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days. Yes  X   No
                                                              -----   -----
 The number of shares outstanding of each class of the Registrant's Stock is as follows:

                   Number of Shares Outstanding
                            May 1, 1994
                            -----------
 Class A Stock               5,062,500

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
         ----------------------------------------------------------

                          Index to Form 10-Q


                                                              Page No.


 PART I.              FINANCIAL INFORMATION


         Item 1.      Financial Statements

                      Introductory Notes to Consolidated
                      Financial Statements                       3

                      Consolidated Balance Sheets at
                      March 31, 1994 and 1993 and
                      December 31, 1993                          4

                      Consolidated Statements of Operations
                      for the three months ended March 31,
                      1994 and 1993                              5

                      Consolidated Statements of Cash Flows
                      for the three months ended March 31,
                      1994 and 1993                              6

                      Notes to Consolidated Financial
                      Statements                                 8


         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                             13


 PART II.             OTHER INFORMATION


         Item 6.      Exhibits and Reports on Form 8-K          18

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
          ----------------------------------------------------------


                        PART I.  FINANCIAL INFORMATION



 Item 1. Financial Statements

 Introductory Notes to Consolidated Financial Statements
 -------------------------------------------------------
     The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated at March 31, 1994 and 1993 and December 31, 1993, and the results of its operations for the three months ended March 31, 1994 and 1993 and its cash flows for the three months ended March 31, 1994 and 1993. All adjustments made are of a normal recurring nature.

     Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (in thousands)

                                              March 31,  December 31,   March 31,
                                                1994         1993         1993
                                              --------     --------     --------

 ASSETS
 ------
 Current Assets:
   Cash and cash equivalents                  $ 46,626        5,193        5,906
   Receivables, net (including
     $12,355 and $11,273 at March 31,
     1994 and 1993, respectively
     and $12,176 at December 31,
     1993, due from the Partnership)            13,145       13,339       12,344
   Other current assets                          3,767        4,204        3,282
                                              --------     --------     --------
        Total current assets                    63,538       22,736       21,532
                                              --------     --------     --------
 Gaming equipment, net                           4,335        4,225        4,423
 Long-term receivables due from the
   Partnership (note 3)                        115,655      115,494      119,803
 Intangible assets and deferred charges          3,805          651          258
 Other assets                                    3,841        3,232        2,218
                                              --------     --------     --------
                                              $191,174      146,338      148,234
                                              ========     ========     ========
 LIABILITIES & STOCKHOLDERS' EQUITY
 ----------------------------------
 Current Liabilities:
   Revolving credit line borrowings (note 4)  $    -0-          -0-          800
   Current installments of long-term
     debt (note 7)                                 -0-          -0-        3,348
   Accounts payable                              2,750        2,509        3,011
   Loan from the Partnership (note 5)            3,600        3,600        3,600
   Other current liabilities (note 6)           27,041       28,161       26,341
                                              --------     --------     --------
                                                33,391       34,270       37,100
                                              --------     --------     --------
 Long-term debt (note 7)                        85,000       35,259       37,850
 Deferred rent due to the Partnership           34,966       36,342       38,735
 Deferred income taxes (note 9)                  6,685        6,103        5,188
 Other noncurrent liabilities (note 8)          20,000       20,000       20,000
 Stockholders' equity:
   Common stock                                      5            5            5
   Additional paid in capital                    5,048        5,048        5,048
   Accumulated earnings                          6,079        9,311        4,308
   Treasury stock, 73,963 Class A
     shares at $-0- cost at March 31, 1994
     and December 31, 1993                         -0-          -0-          -0-
                                              --------     --------     --------
       Total stockholders' equity               11,132       14,364        9,361
                                              --------     --------     --------
                                              $191,174      146,338      148,234
                                              ========     ========     ========

          See accompanying notes to consolidated financial statements.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
             For the Three Months Ended March 31, 1994 and 1993
                     (in thousands except per share data)

                                              1994           1993
                                           ---------       --------
 Revenue:
     Casino                                 $ 30,112         34,610
     Hotel                                     2,159          2,306
     Food and beverage                         3,758          4,241
     Interest from the Partnership             4,402          4,572
     Interest, other                             253             35
     Other                                       618            731
                                           ---------       --------
                                              41,302         46,495
     Less promotional allowances (note 2)     (3,510)        (3,612)
                                           ---------       --------
          Net revenues                        37,792         42,883
                                           ---------       --------
 Costs and expenses:
     Casino                                   18,632         18,724
     Hotel                                       727            764
     Food and beverage                         2,201          2,581
     Other                                       884            980
     Rent expense to the Partnership           8,732          8,615
     Rent expense, other                         381            429
     General and administrative                6,366          6,270
     Gaming taxes                              2,402          2,760
     Reinvestment obligation expense             130            150
     Provision for uncollectible accounts        100            137
     Depreciation and amortization               437            334
     Interest expense                          2,186            924
                                           ---------       --------
          Total costs and expenses            43,178         42,668
                                           ---------       --------

 Income (loss) before income taxes            (5,386)           215
 Income tax expense (credit)                  (2,154)            86
                                           ---------       --------
 Net income (loss)                         $  (3,232)           129
                                           =========       ========
 Net income (loss) per share (based on
   4,988,537 and 5,062,500 weighted
   average shares outstanding for the
   three months ended March 31, 1994
   and 1993, respectively)                 $    (.65)           .03
                                           =========       ========

     See accompanying notes to consolidated financial statements.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1994 and 1993
                             (in thousands)

                                               1994           1993
                                             -------         ------
 Cash flows from operating activities:

     Net income (loss)                       $(3,232)           129
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:

          Depreciation and amortization          437            334
          Deferred rent to the Partnership    (1,376)          (790)
          Deferred interest receivable and
            discount from the Partnership       (273)          (238)
          Reinvestment obligation expenses       130            150
          (Gain)/loss on disposal of assets        9            (39)
          Deferred income taxes                  582            239
          Change in assets and liabilities:
               Receivables, net, excluding
                current portion of long-term
                receivables                      468            219
               Other current assets              437             69
               Accounts payable                  242          1,161
               Other current liabilities      (1,120)          (307)
                                             -------         ------

 Net cash flows provided by (used in)
   operating activities                       (3,696)           927
                                             -------         ------
 Cash flows from investment activities:

     Increase in intangible assets and
       deferred charges                       (3,276)            (8)
     Additions to gaming equipment, net         (444)          (750)
     Additions to other assets                  (740)          (417)
     Proceeds from disposition of property        10             40
     Increase in long-term receivables        (2,799)          (489)
     Receipt of long-term receivables          2,637          2,348
                                             -------         ------
 Net cash flows provided by (used in)
   investment activities                      (4,612)           724
                                             -------         ------


 (Continued)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1994 and 1993
                                (in thousands)


                                               1994           1993
                                             -------         ------
 Cash flows from financing activities:

     Increase in long-term debt               85,000            -0-
     Payment of long-term debt               (33,559)          (303)
     Increase in revolving credit line
       borrowings                              7,625         14,100
     Payment of revolving credit line
       borrowings                             (9,325)       (14,300)
                                             -------         ------
 Net cash provided by (used in)
   financing activities                       49,741           (503)
                                             -------         ------
 Increase in cash and cash equivalents        41,433          1,148

 Cash and cash equivalents at beginning
   of period                                   5,193          4,758
                                             -------         ------
 Cash and cash equivalents at end
   of period                                $ 46,626          5,906
                                            ========         ======


        See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

 1.  Basis of Presentation
     ---------------------
     The financial statements are prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, New Claridge and Claridge Gaming Incorporated. All material intercompany accounts and transactions have been eliminated in consolidation.

     Claridge Gaming Incorporated was formed on March 16, 1994 for the purpose of exploring and developing gaming opportunities in other jurisdictions.

 2.  Promotional Allowances
     ----------------------
     The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three months ended March 31, 1994 and 1993 has been allocated to casino operating expenses as follows (in thousands):

                                            1994      1993
                                           ------    -----
     Hotel                                 $  601      522
     Food and beverage                      2,339    2,335
     Other (Entertainment)                    168      156
     Total costs allocated to              ------    -----
       casino operating expenses           $3,108    3,013
                                           ======    =====
 3.  Long-Term Receivables
     ---------------------
     Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                 March 31,  December 31,  March 31,
                                                   1994        1993         1993
                                                 --------     -------      -------
                                                         (in thousands)
     Expandable Wraparound Mortgage 14%,
       maturities through September 30, 2002
       (net of $12,021,000 discount and
       $13,061,000 discount at March 31, 1994
       and 1993 respectively, and $12,295,000
       discount at December 31, 1993)            $ 77,729      79,705       84,939
     Deferred Expandable Wraparound
       Mortgage interest receivable, due
       September 30, 2000                          20,000      20,000       20,000
     FF&E promissory notes, 14%                    10,059       7,504        5,409
     Expansion/Construction promissory
       note, 14%                                    7,867       8,285        9,455
                                                 --------     -------      -------
                                                 $115,655     115,494      119,803
                                                 ========     =======      =======

                   Notes to Consolidated Financial Statements

 4.  Working Capital Loans
     ---------------------
     Pursuant to the terms of the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), First Fidelity Bank, N.A., New Jersey (the "Bank") established a revolving working capital facility, which, prior to the full satisfaction of the Loan Agreement on January 31, 1994, was in the amount of $7.5 million. Interest on the working capital facility borrowings, which was payable monthly in arrears, accrued at a rate equal to the prime rate plus four percent, as amended effective April 1, 1993 (see Note 7, Long-Term Debt). New Claridge was also required to pay quarterly a commitment fee equal to .5% per annum of the unused portion of the revolving working capital facility.

     On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4% (see Note 7, Long-Term Debt). A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the first mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated.

     New Claridge's outstanding borrowings on the revolving working capital facility at December 31, 1993 and March 31, 1993 were $1,700,000 and $800,000, respectively.

     The amount outstanding on the revolving working capital facility at December 31, 1993 is classified as long-term debt, due to the repayment in full on January 31, 1994, in conjunction with the full satisfaction of the Loan Agreement.

 5.  Loan from the Partnership
     -------------------------
     In accordance with the terms of the Restructuring Agreement, on June 16, 1989 the Partnership loaned to New Claridge $3.6 million, which represented substantially all cash and cash equivalents remaining in the Partnership other than funds needed to pay expenses incurred through the closing of the Restructuring. This loan is evidenced by an unsecured promissory note and is not due and payable until such time as the full or partial satisfaction of the Wraparound Mortgage and the first mortgage has been made in connection with a refinancing or sale of all or a partial interest in New Claridge.

     Interest, which accrues at 12% per annum, is payable in full upon maturity. As of March 31, 1994, such interest, which is included in other current liabilities, amounted to $2,070,000.

                   Notes to Consolidated Financial Statements

 6.  Other Current Liabilities
     -------------------------
     Other current liabilities consist of the following:

                                March 31,     December 31,   March 31,
                                  1994           1993          1993
                                --------       -------       -------
                                               (in thousands)

     Deferred rent, current     $ 15,078        15,078        15,078
     Accrued payroll and
      related benefits             6,148         6,245         5,874
     Accrued interest due to
      Partnership                  2,070         1,962         1,638
     Auto and general
      liability reserves           1,315         1,404         1,399
     Other current liabilities     2,430         3,472         2,352
                                --------       -------       -------
                                $ 27,041        28,161        26,341
                                ========       =======       =======

     The amount of deferred rent as of March 31, 1994 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

 7.  Long-Term Debt
     --------------
     Long-term debt consists of the following:

                                       March 31,   December 31,  March 31,
                                         1994          1993        1993
                                       --------       -------     -------
                                              (in thousands)
     11 3/4% First Mortgage Notes,
       due 2002                        $ 85,000           -0-         -0-
     First Mortgage Note, prime
       plus 4%, effective April 1, 1993     -0-        33,559      41,198
     Revolving line of credit               -0-         1,700         800
                                       --------       -------     -------
                                         85,000        35,259      41,998
     Less current installments              -0-           -0-       4,148
                                       --------       -------     -------
                                       $ 85,000        35,259      37,850
                                       ========       =======     =======

     On January 31, 1994, the Corporation completed an offering of $85 million of Notes due 2002, bearing interest at 11 3/4%. A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

                   Notes to Consolidated Financial Statements

 7.  Long-Term Debt (cont'd.)
     ------------------------
     On October 7, 1991, New Claridge was issued a two year license by the Commission for the period commencing October 31, 1991. In conjunction with the relicensing, New Claridge was required to submit to the Commission by April 30, 1993 a plan to satisfy the balloon payment due on the term loan on January 1, 1994, pursuant to the terms of the Loan Agreement, with implementation of the plan by June 30, 1993. The third amendment to the Loan Agreement was executed, effective April 1, 1993. The modifications resulting from this amendment included (i) the extension of the maturity date of the first mortgage loan from January 1, 1994 to December 31, 1996; (ii) an increase in the interest rate to the prime rate of Marine Midland Bank, N.A. plus four percent (from the previous prime rate plus one and one-half percent); (iii) an increase in the mandatory principal payments from $1.2 million to $3 million annually, payable in equal monthly installments; (iv) an increase in the maximum annual capital expenditure limitation from $3.5 million per year to $5 million per year; and (v) an increase in the co-agent's fee to $70,000 per year. Prior to this amendment, New Claridge was required to pay a co-agent's fee equal to one-fortieth of one percent of the average daily outstanding balance of the first mortgage loan. In addition, New Claridge paid an extension fee of $200,000 upon the execution of this amendment to the Loan Agreement.

     In addition to the mandatory principal payments, New Claridge was also required to pay quarterly, to the Bank, for permanent application to the outstanding principal balance of the first mortgage loan, any excess cash flow as defined in the Loan Agreement.

     The total principal balance outstanding on the first mortgage loan at December 31, 1993 has been classified as long-term debt, due to the repayment in full of the first mortgage on January 31, 1994, in conjunction with the full satisfaction of the Loan Agreement.

 8.  Other Non-Current Liabilities
     -----------------------------
     Pursuant to the Restructuring Agreement, Del Webb Corporation retained an interest, which was assigned to a trustee for the benefit of the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan ("Contingent Payment"), which amount is payable under certain circumstances. Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying financial statements since the likelihood of paying such amount is not considered probable at this time. As of March 31, 1994, accrued interest would have amounted to approximately $23.9 million.

 9.  Income Taxes
     ------------
     Effective January 1, 1993, the Corporation adopted Statement No. 109 on a prospective basis. There was no effect on the Corporation's statement of operations for the three month period ended March 31, 1993 as a result of the adoption of Statement No. 109.

                   Notes to Consolidated Financial Statements

9.  Income Taxes (cont'd.)
     ---------------------
     Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

     The Corporation recorded an income tax credit of $2,154,000 for the three months ended March 31, 1994 which represents the tax benefit of losses which the Corporation believes will more likely than not be recognized.

 10. Claridge License Renewal
     ------------------------
     On September 22, 1993, New Claridge was issued a two-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1993.

 11. Related Party Transactions
     --------------------------
     In February 1992, the Corporation's Board of Directors adopted a Long-Term Incentive Plan (the "Plan") in which certain key employees of the Corporation and/or New Claridge participate. The Plan provides for the grant of the 273,938 shares of the Corporation's Class A stock, which were held as treasury shares of the Corporation, and for the issuance of 100 Equity Units. The aggregate value of the 100 Equity Units is equal to 5.41 percent of certain amounts as further defined in the Plan. Specified portions of the awarded treasury shares and Equity Units held by participants vest upon the attainment of specific goals as described in the Plan. The treasury shares and Equity Units fully vest upon a further restructuring or a change in control as
     defined in the Plan.   Payment  with  respect  to the Equity Units
     will only be made (a) upon the occurrence of a transaction in which substantially all of the assets and business operations of the Claridge entities are transferred to one or more entities in a merger, sale of assets or other acquisition-type transaction, (b) upon termination of employment of any participant in the Plan within one year after any change in control of the Corporation occurs, as defined in the Plan, or (c) if the Corporation pays dividends to its stockholders, if the Partnership makes distributions to its partners, or if the Corporation or the Partnership makes certain distributions under the Restructuring Agreement. On April 15, 1992, the Casino Control Commission approved the Plan and the treasury shares were delivered to the participants. Upon the issuance of the Notes and the repayment in full of the Corporation's outstanding debt under the Loan Agreement, 25% of the shares and Equity Units awarded under the Plan vested. A participant is entitled to vote all awarded shares whether or not vested in such shares.

     On July 25, 1993, Shannon Bybee, resigned his position as Chairman and Chief Executive Officer of the Corporation, resulting in the return to the Corporation of 73,963 shares of the Corporation's Class A stock, which had previously been awarded under the Plan. In addition, the Equity Units held by Mr. Bybee were returned to the Corporation upon his resignation. Mr. Bybee continues to serve as a member of the Board of Directors of the Corporation. On April 16, 1994, the shares of Class A Stock and Equity Units which had been returned by Mr. Bybee were awarded to certain officers of the Corporation and/or New Claridge.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations for the Three Months Ended March 31, 1994 and 1993
 ------------------------------------------------------------------------
     The Corporation had a net loss of $3,232,000, for the three months ended March 31, 1994, compared to net income of $129,000 for the same period in 1993.

     Casino revenue, which is the difference between amounts wagered by and paid to casino patrons, for the first quarter of 1994 totalled $30,112,000, a decrease of 13.0% from casino revenues earned in the first quarter of 1993. Casino revenues earned by all Atlantic City properties for the three months ended March 31, 1994 were 2.7% lower than casino revenues earned during the same period of 1993. Citywide revenues were adversely effected by severe snow and ice storms experienced throughout the Northeastern United States. Claridge's dependency on customers arriving by bus, its focus on the New York and Northern New Jersey markets and its lack of a covered self-parking facility contributed to a percentage decline in casino revenues greater than that experienced by other Atlantic City properties.

     Claridge table games revenue for the three months ended March 31, 1994 was $8,559,000, a decrease of 10.2% from 1993 table games revenue; citywide table games revenue decreased .7%. The decrease in Claridge table games revenue resulted from a 9.2% decrease in table games drop (the amount of gaming chips purchased by patrons) compared to 1993, combined with a lower "hold" percentage (win to drop percentage); for the first quarter of 1994, the hold percentage was 14.8%, compared to 15.0% for the same period of 1993. Citywide table games revenue for the first quarter of 1994 included $9,600,000 of poker revenue, which was not an approved gaming option in the first quarter of 1993, and is not currently offered at the Claridge.

     Slot machine revenue earned by the Claridge for the first quarter of 1994 was $21,553,000, a decrease of 14.1% from 1993 levels of $25,083,000.
 Citywide slot machine revenue for the three months ended March 31, 1994 was 3.7% lower than slot machine revenue for the same period of 1993. New Claridge offers promotional incentives through its direct marketing program to its customers based on their casino play as well as to prospective customers based on demographic models; during the first quarter of 1994, coin issued through this program decreased to $2,035,000 from $2,310,000 during the same period of 1993. In addition, New Claridge offers cash incentives in the form of coin to play slot machines to patrons arriving by bus. Coin issued to bus patrons during the first quarter of 1994 amounted to $1,018,000, compared to $1,507,000 in the same period in 1993. During the first quarter of 1994, 103,000 bus passengers arrived at the Claridge, compared to 152,000 in the same period of 1993. Decreases in cash incentives and bus passengers reflect the impact of severe weather conditions on patron volume.

     Hotel revenues for the first quarter of 1994 of $2,159,000 were 6.4% lower than hotel revenues for the first quarter of 1993, resulting from a decrease in the number of rooms sold (36,400 in 1994 compared to 38,300 in 1993), combined with a lower average room rate ($59 in 1994 compared to $60 in 1993). Food and beverage revenues for the first quarter of 1994 of $3,758,000 were 11.4% lower than the first quarter of 1993, due to a decrease in total covers (meals served) to 315,000 in 1994 compared to 389,000 in 1993, partially offset by a higher average cover price ($7.89 in 1994 compared to $7.14 in 1993).

     Total costs and expenses for the three months ended March 31, 1994 of $43,178,000 were 1.2% higher than first quarter 1993 expenses primarily due to increased interest expense resulting from a higher long-term debt balance resulting from the completion of the offering of $85 million of

 Notes on January 31, 1994. Casino operating expenses for the first quarter of 1994 were slightly lower than the first quarter of 1993 expenses.

     The Corporation recorded an income tax credit of $2,154,000 for the three months ended March 31, 1994 which represents the tax benefit of losses which the Corporation believes will more likely than not be recognized. The Corporation recorded income tax expense of $86,000 as a result of the income earned for the first quarter of 1993.

 Results of Operations for the Three Months Ended March 31, 1993 and 1992
 ------------------------------------------------------------------------
      The Corporation had net income of $129,000, for the three months ended March 31, 1993, compared to net income of $124,000 for the same period in 1992.

     Casino revenue for the first quarter of 1993 totalled $34,610,000, an increase of 1.2% over casino revenues earned in the first quarter of 1992. Casino revenues earned by all Atlantic City properties for the three months ended March 31, 1993 were 1.2% lower than casino revenues earned during the same period of 1992. Casino revenues throughout Atlantic City during the first quarter of 1993 were adversely affected by poor weather conditions, most notably the March 13, 1993 storm, which covered portions of the Northeastern United States with over one foot of snow. Revenues for the first quarter of 1993 were favorably impacted by unlimited twenty-four hour gambling, as well as other Casino Control Commission policies which have given casinos greater flexibility in operating (i.e. an increase in the percentage of casino floor space allocable to slot machines).

     Claridge table games revenue for the three months ended March 31, 1993 was $9,527,000, a decrease of 7.1% from 1992 table games revenue. This decrease resulted from a 2.0% decrease in table games drop compared to 1992, combined with a lower "hold" percentage for the first quarter of 1993, the hold percentage was 15.0%, compared to 15.8% for the same period of 1992. Citywide table games revenue for the three months ended March 31, 1993 was 9.9% lower than 1992 revenue.

     Slot machine revenue earned by the Claridge for the first quarter of 1993 was $25,083,000, an increase of 4.7% over 1992 levels of $23,960,000.
 Citywide slot machine revenues for the three months ended March 31, 1993 was 4.0% higher than slot machine revenue for the same period of 1992. During the first quarter of 1993, $2,310,000 in coin was issued through the direct mail program, compared to $1,363,000 during the same period in 1992. In addition, coin issued to bus patrons during the first quarter of 1993 amounted to $1,507,000, compared to $2,218,000 in the same period in 1992. During the first three months of 1993, 152,000 bus passengers arrived at the Claridge, compared to 212,000 in the same period of 1992.

     Hotel revenues for the first quarter of 1993 of $2,306,000 were 5.6% higher than 1992, due to a higher occupancy rate (87.1% in 1993 compared to 77.0% in 1992), partially offset by a lower average room rate ($60 in 1993 compared to $63 in 1992). Food and beverage revenues for the first quarter of 1993 of $4,241,000 were 9.4% lower than 1992, due to a decrease in total covers (389,000 in 1993 compared to 397,000 in 1992), as well as a lower average cover price ($7.14 in 1993 compared to $8.13 in 1992). Total covers decreased due to the elimination of food coupons in the bus program. The average cover price decreased as a result of offering a $4.75 buffet in 1993 compared to a $9.95 buffet in 1992. Other revenues for the three months ended March 31, 1993 decreased from last year due primarily to revisions to New Claridge's entertainment policy, from the presentation of daily Broadway-style reviews in 1992 to a headliner performance one weekend per month in 1993.

     Total costs and expenses for the three months ended March 31, 1993 of $42,668,000 were comparable to 1992 expenses. Casino operating expenses increased 1.8% over 1992 expenses, primarily due to higher direct marketing coin redemption costs. Other costs decreased as a result of the reduced entertainment schedule as previously discussed. Interest expense of $924,000 was lower than the 1992 expense of $1,185,000, due to a lower average outstanding balance on the term loan throughout the first quarter of 1993.

 Liquidity and Capital Resources
 -------------------------------
     On January 31, 1994, the Corporation completed an offering of $85 million of Notes, due 2002, bearing interest at 11 3/4%. The Notes are secured by a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, and by a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

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

     The balance of the net proceeds from the offering of the notes will be used as follows:

      (i) to fund internal improvements intended to expand the Claridge's casino capacity, which will result in the addition of approximately 550 slot machines, as well as a poker and simulcast area. Through March 31, 1994, approximately $1.9 million has been used to fund the costs of this internal expansion which is anticipated to be completed by July 1994;

     (ii) the possible acquisition of an adjacent parcel of land and construction on that land of a self-parking facility. In March 1994, New Claridge acquired options to purchase two parcels of property adjacent to its existing valet-parking facility;

    (iii) the possible purchase of the Contingent Payment (see Note 8, Other Non-Current Liabilities) granted in 1989 and now held in a trust for the benefit of the United Way of Arizona. The Corporation is currently negotiating to purchase the Contingent Payment, for less than face value, from the trustee for the United Way of Arizona. The Corporation previously offered to purchase the Contingent Payment for $10 million, but that offer was not accepted. Negotiations between the trustee for the United Way of Arizona and the Corporation are continuing; and

     (iv) the potential expansion of the Corporation's activities into emerging gaming markets. On March 16, 1994, Claridge Gaming Incorporated was formed as a wholly-owned subsidiary of the Corporation for the purpose of exploring and developing gaming opportunities in other jurisdictions.

     At March 31, 1994, the Corporation had a working capital surplus of $30,147,000 as compared to a working capital deficit of $11,534,000 at December 31, 1993. This increase in the working capital is attributable to an increase in cash of $41,433,000 and a decrease in other current liabilities of $1,120,000, partially offset by a decrease in other current assets of $437,000 and an increase in accounts payable of $241,000. The working capital deficiency at March 31, 1993 was $15,568,000. Current liabilities at March 31, 1994 and December 31, 1993 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $2,070,000 at March 31, 1994 and $1,962,000 at December 31, 1993. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital surplus at March 31, 1994 and December 31, 1993 would have been $50,895,000 and $9,106,000, respectively.

     The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At March 31, 1994, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of March 31, 1994, $15.6 million of basic rent had been abated. The remaining $23.2 million of available abatement is expected to be fully utilized by the fourth quarter of 1996. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $41.8 million in 1997, as compared to $31.2 million (net of projected abatement) in 1996. However, if New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of renewal term will be significantly below the 1997 level.

     New Claridge is obligated under its Operating Lease with the Partnership to lend the Partnership, at an annual interest rate of 14%, any amounts necessary to fund the cost of furniture, fixtures and equipment replacements. The Wraparound Mortgage, granted by the Partnership to New Claridge, by its terms may secure up to $25 million of additional borrowings by the Partnership from New Claridge to finance the replacements of furniture, fixtures and equipment and facility maintenance and engineering shortfalls. The advances to the Partnership are in the form of FF&E Promissory Notes and are secured by the Hotel Assets. One half of the principal is due on the 48th month following the advance, with the remaining balance due on the 60th month following the date of issuance. In connection with the offering of $85 million of the Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which will be funded through additional FF&E Loans. In connection therewith, the Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Wraparound Mortgage. New Claridge is obligated to pay as additional rent to the Partnership the debt service on the FF&E Promissory Notes.

     The Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Wraparound Mortgage by September 30, 1998. Under the terms of the Wraparound Mortgage, New Claridge is not permitted to foreclose on the Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Wraparound Mortgage at March 31, 1994 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $138.5 million.

     If the Partnership should fail to make any payment due under the Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

                      PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits filed as a part of the report.

     10(au) Copy of Land Option Agreement between The Claridge at Park Place, Incorporated and Robert Schiff dated March 21, 1994.*

     10(av) Copy of Land Option Agreement between The Claridge at Park Place, Incorporated and Abraham Schiff and Robert Schiff, t/a Schiff Enterprises dated March 21, 1994.*

    (b) The Corporation filed no reports on Form 8-K during the quarter ended March 31, 1994.




 * The Claridge Hotel and Casino Corporation has filed an application with the Securities and Exchange Commission requesting confidential treatment of certain provisions contained in these exhibits.

                              SIGNATURES



 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 The Claridge Hotel and Casino Corporation
 -----------------------------------------
            (Registrant)





 By:     /s/ Raymond A. Spera
         --------------------------------------
         Raymond A. Spera
         Executive Vice President of Finance/
         Chief Financial Officer
         (Authorized Officer and
         Principal Financial Officer)



 Dated:  May 12, 1994