Form 10-Q
period 1994-06-30
CLARIDGE HOTEL & CASINO CORP
filed 1994-08-12
CIK 730409

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-Q

                       QUARTERLY REPORT


   (Mark One)
    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 1994
                                              -------------

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from___________to___________

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

                              __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes   X    No
              ------    ------

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                 Number of Shares Outstanding
                      August 1, 1994
                      --------------
Class A Stock           5,054,282

      THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                          Index to Form 10-Q


                                                             Page No.
                                                             --------

PART I.              FINANCIAL INFORMATION


        Item 1.      Financial Statements

                     Introductory Notes to Consolidated
                     Financial Statements                           3

                     Consolidated Balance Sheets at
                     June 30, 1994 and 1993 and
                     December 31, 1993                              4

                     Consolidated Statements of Operations
                     for the three months ended June 30,
                     1994 and 1993                                  5

                     Consolidated Statements of Operations
                     for the six months ended June 30,
                     1994 and 1993                                  6

                     Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     1994 and 1993                                  7

                     Notes to Consolidated Financial
                     Statements                                     9


        Item 2.      Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                 15



PART II.             OTHER INFORMATION


        Item 6.      Exhibits and Reports on Form 8-K              21

      THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introductory Notes to Consolidated Financial Statements
- - -------------------------------------------------------

    The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated at June 30, 1994 and 1993 and December 31, 1993, and the results of its operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993. All adjustments made are of a normal recurring nature.

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

    The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

      THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                       (in thousands)

                                                        June 30,             December 31,         June 30,
                                                         1994                   1993               1993
                                                        --------             ------------         --------
ASSETS
- - ------
Current Assets:
  Cash and cash equivalents                             $ 41,826                  5,193              5,490
  Receivables, net (including
    $12,793 and $11,445 at June 30,
    1994 and 1993, respectively
    and $12,176 at December 31,
    1993, due from the Partnership)                       13,782                 13,339             12,807
  Other current assets                                     7,074                  4,204              4,038
                                                        --------                -------            -------
       Total current assets                               62,682                 22,736             22,335
                                                        --------                -------            -------

Gaming equipment, net                                      8,750                  4,225              4,363
Long-term receivables due from the
  Partnership (note 3)                                   117,573                115,494            118,068
Intangible assets and deferred charges                     3,691                    651                249
Other assets                                               4,516                  3,232              2,552
                                                        --------                -------            -------
                                                        $197,212                146,338            147,567
                                                        ========                =======            =======
LIABILITIES & STOCKHOLDERS' EQUITY
- - ----------------------------------
Current Liabilities:
  Revolving credit line borrowings (note 4)             $    -0-                    -0-                -0-
  Current installments of long-term
    debt (note 7)                                            -0-                    -0-              3,000
  Accounts payable                                         6,232                  2,509              3,509
  Loan from the Partnership (note 5)                       3,600                  3,600              3,600
  Other current liabilities (note 6)                      31,710                 28,161             27,723
                                                        --------                -------            -------
                                                          41,542                 34,270             37,832
                                                        --------                -------            -------
Long-term debt (note 7)                                   85,000                 35,259             35,096
Deferred rent due to the Partnership                      34,721                 36,342             38,199
Deferred income taxes (note 9)                             6,764                  6,103              5,285
Other noncurrent liabilities (note 8)                     20,000                 20,000             20,000
Stockholders' equity:
  Common stock                                                 5                      5                  5
  Additional paid in capital                               5,048                  5,048              5,048
  Accumulated earnings                                     4,132                  9,311              6,102
  Treasury stock, 8,218 and 73,963 Class A
    shares at $-0- cost at June 30, 1994
    and December 31, 1993, respectively                      -0-                    -0-                -0-
                                                        --------                -------            -------
      Total stockholders' equity                           9,185                 14,364             11,155
                                                        --------                -------            -------

                                                        $197,212                146,338            147,567
                                                        ========                =======            =======

     See accompanying notes to consolidated financial statements.

      THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Operations
          For the Three Months Ended June 30, 1994 and 1993
               (in thousands except per share data)

                                                        1994         1993
                                                      --------     --------
Revenue:
    Casino                                             $39,407       42,625
    Hotel                                                2,675        2,820
    Food and beverage                                    4,433        4,906
    Interest from the Partnership                        4,493        4,516
    Interest, other                                        431           43
    Other                                                  676          732
                                                       -------       ------
                                                        52,115       55,642
    Less promotional allowances (note 2)                (3,956)      (3,986)
                                                       -------       ------
         Net revenues                                   48,159       51,656
                                                       -------       ------
Costs and expenses:
    Casino                                              22,891       21,777
    Hotel                                                  861          902
    Food and beverage                                    2,615        2,851
    Other                                                  965        1,025
    Rent expense to the Partnership                      9,058        8,760
    Rent expense, other                                    384          429
    General and administrative                           8,108        7,663
    Gaming taxes                                         3,143        3,401
    Reinvestment obligation expense                        165          183
    Provision for uncollectible accounts                   128          154
    Depreciation and amortization                          535          360
    Interest expense                                     2,553        1,161
                                                       -------       ------
         Total costs and expenses                       51,406       48,666
                                                       -------       ------

Income (loss) before income taxes                       (3,247)       2,990
Income tax expense (credit)                             (1,300)       1,196
                                                       -------       ------
Net income (loss)                                      $(1,947)       1,794
                                                       =======       ======

Net income (loss) per share (based on 5,045,251 and
  5,062,500 weighted average shares outstanding
  for the three months ended June 30, 1994
  and 1993, respectively)                              $  (.39)         .35
                                                       =======       ======


      See accompanying notes to consolidated financial statements.

      THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
         For the Six Months Ended June 30, 1994 and 1993
              (in thousands except per share data)

                                                       1994           1993
                                                   -----------    -----------
Revenue:
    Casino                                          $69,519         77,235
    Hotel                                             4,834          5,126
    Food and beverage                                 8,191          9,147
    Interest from the Partnership                     8,895          9,088
    Interest, other                                     684             78
    Other                                             1,294          1,463
                                                    -------        -------

                                                     93,417        102,137
    Less promotional allowances (note 2)             (7,466)        (7,598)
                                                    -------        -------

         Net revenues                                85,951         94,539
                                                    -------        -------

Costs and expenses:
    Casino                                           41,523         40,501
    Hotel                                             1,588          1,666
    Food and beverage                                 4,816          5,432
    Other                                             1,849          2,005
    Rent expense to the Partnership                  17,790         17,375
    Rent expense, other                                 765            858
    General and administrative                       14,474         13,933
    Gaming taxes                                      5,545          6,161
    Reinvestment obligation expense                     295            333
    Provision for uncollectible accounts                228            291
    Depreciation and amortization                       972            694
    Interest expense                                  4,739          2,085
                                                    -------        -------

         Total costs and expenses                    94,584         91,334
                                                    -------        -------

Income (loss) before income taxes                    (8,633)         3,205
Income tax expense (credit)                          (3,454)         1,282
                                                    -------        -------

Net income (loss)                                   $(5,179)         1,923
                                                    =======        =======

Net income (loss) per share (based on 5,017,051
  and 5,062,500 weighted average shares
  outstanding for the six months ended
  June 30, 1994 and 1993, respectively)             $ (1.03)           .38
                                                    =======        =======

See accompanying notes to consolidated financial statements.

      THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 1994 and 1993
                       (in thousands)

                                                        1994           1993
                                                     ---------       --------

Cash flows from operating activities:

    Net income (loss)                               $ (5,179)         1,923
    Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:

         Depreciation and amortization                   972            694
         Deferred rent to the Partnership             (1,621)        (1,326)
         Deferred interest receivable and
           discount from the Partnership                (557)          (485)
         Reinvestment obligation expenses                295            333
         (Gain)/loss on disposal of assets                53            (41)
         Deferred income taxes                           661            336
         Change in assets and liabilities:
              Receivables, net, excluding
               current portion of long-term
               receivables                               321            (48)
              Other current assets                    (2,870)          (688)
              Accounts payable                         3,723          1,660
              Other current liabilities                3,549          1,074
                                                    --------        -------

Net cash flows provided by (used in) operating
  activities                                            (653)         3,432
                                                    --------        -------

Cash flows from investment activities:

    Increase in intangible assets and
      deferred charges                                (3,317)           (44)
    Additions to gaming equipment, net                (5,303)        (1,005)
    Additions to other assets                         (1,578)          (933)
    Proceeds from disposition of property                 29             42
    Increase in long-term receivables                 (7,559)        (1,144)
    Receipt of long-term receivables                   5,273          4,789
                                                    --------        -------

Net cash flows provided by (used in)
  investment activities                              (12,455)         1,705
                                                    --------        -------
                         (Continued)

      THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 1994 and 1993
                       (in thousands)

                                                        1994           1993
                                                     ---------       --------


Cash flows from financing activities:

    Increase in long-term debt                        85,000            -0-
    Payment of long-term debt                        (33,559)        (3,405)
    Increase in revolving credit line borrowings       7,625         15,600
    Payment of revolving credit line borrowings       (9,325)       (16,600)
                                                    --------        -------

Net cash provided by (used in)
  financing activities                                49,741         (4,405)
                                                    --------        -------

Increase in cash and cash equivalents                 36,633            732

Cash and cash equivalents at beginning of period       5,193          4,758
                                                    --------        -------

Cash and cash equivalents at end of period          $ 41,826          5,490
                                                    ========        =======

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

2.  Promotional Allowances
    ----------------------

    The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and six months ended June 30, 1994 and 1993 has been allocated to casino operating expenses as follows (in thousands):

                                  Three Months Ended June 30,       Six Months Ended June 30,
                                  ---------------------------       -------------------------
                                    1994              1993            1994            1993
                                    ----              ----            ----            ----
    Hotel                         $  600               502           1,201           1,024
    Food and beverage              2,502             2,230           4,841           4,565
    Other (Entertainment)            201               191             369             347
                                  ------             -----           -----           -----
    Total costs allocated to
      casino operating expenses   $3,303             2,923           6,411           5,936
                                  ======             =====           =====           =====

               Notes to Consolidated Financial Statements

3.  Long-Term Receivables
    ---------------------

    Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                    June 30,       December  31,       June 30,
                                                      1994             1993              1993
                                                    -------        -------------       --------
                                                                   (in thousands)
  Expandable Wraparound Mortgage 14%,
      maturities through September 30, 2002
      (net of $11,738,000 discount and
      $12,814,000 discount at June 30, 1994
      and 1993 respectively, and $12,295,000
      discount at December 31, 1993)               $ 75,762             79,705           83,186
    Deferred Expandable Wraparound
      Mortgage interest receivable, due
      September 30, 2000                             20,000             20,000           20,000
    FF&E promissory notes, 14%                       14,377              7,504            5,803
    Expansion/Construction promissory
      note, 14%                                       7,434              8,285            9,079
                                                   --------            -------          -------

                                                   $117,573            115,494          118,068
                                                   ========            =======          =======

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

    New Claridge's outstanding borrowings on the revolving working capital facility at December 31, 1993 were $1,700,000.

               Notes to Consolidated Financial Statements

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

    Interest, which accrues at 12% per annum, is payable in full upon maturity. As of June 30, 1994, such interest, which is included in other current liabilities, amounted to $2,178,000.

6.  Other Current Liabilities
    -------------------------

    Other current liabilities consist of the following:

                                  June 30,       December 31,       June  30,
                                    1994            1993              1993
                                  --------       ------------       ---------
                                                (in thousands)

    Deferred rent, current        $15,078            15,078           15,078
    Accrued payroll and
     related benefits               6,313             6,245            6,233
    Accrued interest, First
     Mortgage Notes                 4,189               -0-              -0-
    Accrued interest due to
     Partnership                    2,178             1,962            1,746
    Auto and general
     liability reserves             1,249             1,404            1,245
    Other current liabilities       2,703             3,472            3,421
                                  -------            ------           ------
                                  $31,710            28,161           27,723
                                  =======            ======           ======

    The amount of deferred rent as of June 30, 1994 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

               Notes to Consolidated Financial Statements

7.  Long-Term Debt
    --------------

    Long-term debt consists of the following:

                                  June 30,       December 31,       June 30,
                                   1994            1993              1993
                                  --------       ------------      ---------
                                                (in thousands)
    11 3/4% First Mortgage
      Notes, due 2002             $85,000               -0-               -0-
    First Mortgage Note,
      prime plus 4%,
      effective April 1, 1993         -0-            33,559            38,096
    Revolving line of credit          -0-             1,700               -0-
                                  -------           -------           -------
                                   85,000            35,259            38,096
    Less current installments         -0-               -0-             3,000
                                  -------           -------           -------
                                  $85,000            35,259            35,096
                                  =======           =======           =======

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

               Notes to Consolidated Financial Statements

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

8.  Other Non-Current Liabilities
    -----------------------------

    Pursuant to the Restructuring Agreement, Del Webb Corporation retained an interest, which was assigned to a trustee for the benefit of the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan ("Contingent Payment"), which amount is payable under certain circumstances. Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying financial statements since the likelihood of paying such amount is not considered probable at this time. As of June 30, 1994, accrued interest would have amounted to approximately $25.5 million.

9.  Income Taxes
    ------------

    Effective January 1, 1993, the Corporation adopted Statement No. 109 on a prospective basis. There was no effect on the Corporation's statement of operations for the six month period ended June 30, 1993 as a result of the adoption of Statement No. 109.

    Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

    The Corporation recorded an income tax credit of $3,454,000 for the six months ended June 30, 1994 which represents the tax benefit of losses which the Corporation believes will more likely than not be recognized. As of June 30, 1994, the current portion of the income tax credit of approximately $2.8 million is included in other current assets.

               Notes to Consolidated Financial Statements

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

               Notes to Consolidated Financial Statements

12. Legal Proceedings
    -----------------

    In the second quarter of 1994, the Corporation entered into an out of court settlement of a claim incidental to its business. Although the terms of such settlement are subject to confidentiality, in accordance with the terms of the agreement, the Corporation believes that such settlement is in the best interest of the Corporation and was reached on a basis which was not material to the Corporation's financial position. The settlement will be paid in three installments over three years beginning in 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 1994 and 1993
- - -----------------------------------------------------------------------

    The Corporation had a net loss of $1,947,000, for the three months ended June 30, 1994, compared to net income of $1,794,000 for the same period in 1993.

    Casino revenue, which is the difference between amounts wagered by and paid to casino patrons, for the second quarter of 1994 totalled $39,407,000, a decrease of 7.5% from casino revenues earned in the second quarter of 1993. Casino revenues earned by all Atlantic City properties for the three months ended June 30, 1994 were 2.3% higher than revenues earned during the same period of 1993. The increase in citywide revenues is due in part to the approval of several new gaming options, including simulcasting (which commenced in May 1993), poker (which commenced in June 1993), and keno (which commenced in June
1994); excluding the revenues earned from these new games, citywide revenues for the second quarter of 1994 would have increased only slightly over revenues earned in the same period of 1993. New Claridge commenced offering these new gaming options in late June 1994, and earned $7,000 in simulcasting and keno in the second quarter of 1994. The decrease in New Claridge's casino revenues, as compared to the increase experienced by other Atlantic City casinos, was also due to increased marketing expenditures by competing operators to increase business levels which had been depressed due to the harsh weather during the first quarter of 1994, combined with business disruption due to New Claridge's internal expansion construction.

    Claridge table games revenue for the three months ended June 30, 1994 was $9,721,000, (including poker revenue of $16,000); this represents a decrease of 10.0% from table games revenue earned during the same period of 1993. Citywide table games revenue (including poker) increased slightly over 1993 levels for the second quarter; however, excluding poker revenues, citywide table games revenues for the second quarter of 1994 decreased 3.6% from the same period of 1993. The decrease in Claridge table games revenue resulted from a 5.5% decrease in table games drop (the amount of gaming chips purchased by patrons) from 1993 levels, combined with a decline in the "hold" percentage (win to drop percentage) to 14.0% in the second quarter of 1994, compared to 14.7% in the same period of 1993.

    Slot machine revenue earned by the Claridge in the second quarter of 1994 was $29,679,000, a decrease of 6.8% from revenues earned in the second quarter of 1993. Citywide slot machine revenues increased 2.6% in the three months ended June 30, 1994 as compared to the same period of 1993. The decrease in Claridge slot revenues was due in part to a reduction in the number of slot machines available to patrons during June 1994, as a result of the movement of these machines into the newly-constructed expansion of the casino floor space. The expanded casino, including these slot machines and approximately 500 additional machines, became fully operational on June 30, 1994. New Claridge offers promotional incentives through its direct marketing program to its customers based on their casino play, as well as to prospective customers based on demographic models;

during the three months ended June 30, 1994, coin issued through this program decreased to $2,814,000 from $3,524,000 during the second quarter of 1993. In addition, New Claridge offers coin incentives to patrons arriving by bus. During the second quarter of 1994, 239,000 bus patrons arrived at the Claridge and were issued $2,882,000 in coin incentives, compared to 253,000 passengers and $2,380,000 in coin incentives in the same period of 1993. The increase in the coin incentive per bus passenger in the second quarter of 1994 compared to the same period of 1993 resulted from efforts to maintain a competitive position with other Atlantic City casino operators, who increased the incentives offered in order to increase business levels which had been depressed due to the severe weather experienced during the first quarter of 1994.

    Hotel revenues for the second quarter of 1994 of $2,675,000 were 5.1% lower than hotel revenues for the second quarter of 1993, resulting from a decrease in the number of rooms sold (42,500 in 1994 compared to 43,900 in 1993), combined with a lower average room rate ($63 in 1994 compared to $64 in 1993). Food and beverage revenues for the second quarter of 1994 of $4,433,000 were 1.8% lower than the second quarter of 1993, due to a decrease in total covers (meals served) to 423,000 in 1994 compared to 476,000 in 1993; the average price per cover for the second quarter of 1994 was $7.08, in line with the average price per cover in the second quarter of 1993.

    Total costs and expenses for the three months ended June 30, 1994 of $51,406,000 were 5.6% higher than second quarter 1993 expenses primarily due to increased interest expense resulting from a higher long-term debt balance resulting from the completion of the offering of $85 million of Notes on January 31, 1994. In addition, casino operating expenses for the second quarter of 1994 increased 5.1% over the second quarter of 1993 expenses, resulting from increased costs associated with the direct marketing programs reflecting efforts to promote the newly-expanded casino and increase patron volume, as well as an increase in the costs of providing promotional allowances to casino patrons. General and administrative costs for the second quarter of 1994 increased 5.8% over the same period of 1993, primarily resulting from an out of court settlement of a claim incidental to business.

    The Corporation recorded an income tax credit of $1,300,000 for the three months ended June 30, 1994 which represents the tax benefit of losses which the Corporation believes will more likely than not be recognized. The Corporation recorded income tax expense of $1,196,000 as a result of the income earned for the second quarter of 1993.

Results of Operations for the Six Months Ended June 30, 1994 and 1993
- - ---------------------------------------------------------------------

     The Corporation had a net loss of $5,179,000, for the six months ended June 30, 1994, compared to net income of $1,923,000 for the same period in 1993.

    Casino revenue for the first six months of 1994 was $69,519,000 (including poker, simulcasting and keno revenues), a decrease of 10.0% from casino revenues earned in the same period of 1993. Casino revenues earned by all Atlantic City properties for the six months ended June 30, 1994, including poker, simulcasting, and keno revenues, increased slightly in comparison to the same period of 1993. Citywide revenues were adversely affected by severe snow and ice storms throughout the Northeastern United States in the first quarter of 1994. New Claridge experienced a greater decline in business volume in the first quarter of 1994 compared to other Atlantic City casinos due to its dependency on customers arriving by bus, its focus on the New York and Northern New Jersey markets and its lack of a covered self-parking facility, as well as the disruption in business volume resulting from the construction of its casino expansion in the second quarter of 1994.

    Table games revenue (including poker revenue) earned by New Claridge in the six months ended June 30, 1994 was $18,279,000, a 10.1% decrease from table games revenue earned in the same period of 1993. This decrease resulted from a 7.3% decline in table games drop, combined with a decline in the hold percentage, to 14.4% during the first six months of 1994, from 14.9% in the first six months of 1993. Citywide table games revenue for the first six months of 1994 increased slightly over the same period of 1993; however, excluding poker revenue (which was not an approved gaming option until June
1993), citywide table games revenue reflected a 3.6% decline from the six months ended June 30, 1993.

    Claridge slot machine revenue for the six months ended June 30, 1994 were $51,233,000, a 10.0% decrease from the same period of 1993. Citywide slot machine revenues for the first two quarters of 1994 decreased slightly from the same period of 1993. During the six months ended June 30, 1994, New Claridge issued $4,849,000 in coin incentives through its direct mail program, compared to $5,834,000 of coin incentives issued in the same period of 1993. In addition, $3,900,000 of coin incentives were issued to 342,000 bus passengers during the first six months of 1994, as compared to $3,887,000 of coin incentives issued to 405,000 passengers in the same period of 1993.

    Hotel revenues for the six months ended June 30, 1994 of $4,834,000 were 5.7% lower than in the same period of 1993, due to a lower occupancy rate (90.5% in 1994 compared to 91.8% in 1993), combined with a lower average room rate ($61 in 1994 compared to $62 in 1993). Food and beverage revenues for the first six months of 1994 were $8,191,000, reflecting a 10.5% decrease from the same period of 1993, resulting from a decline in the number of covers served, to 738,000 in 1994 from 865,000 in 1993.

    Total costs and expenses for the six months ended June 30, 1994 of $94,584,000 were 3.6% higher than expenses during the same period of 1993, resulting primarily from increased interest expense due to the completion of the offering of $85 million of First Mortgage Notes on January 31, 1994. In addition, casino operating expenses for the first six months of 1994 were 2.5% higher than in the same period of 1993, resulting from increased marketing efforts during the second quarter of 1994 to increase business volume and promote the opening of the expanded casino. General and administrative expenses of $14,474,000 increased 3.9% over the six months ended June 30, 1993, resulting from an out of court settlement of a claim incidental to New Claridge's business. Hotel and food and beverage operating expenses for the six months ended June 30, 1994 decreased 9.8% from the same period of 1993, resulting from the decline in business volume in those operations.

    The Corporation recorded an income tax credit of $3,454,000 for the six months ended June 30, 1994, which represents the tax benefit of losses which the Corporation believes will more likely than not be recognized. The Corporation recorded income tax expense of $1,282,000 as a result of the income earned for the first six months of 1993.

Liquidity and Capital Resources
- - -------------------------------
    On January 31, 1994, the Corporation completed an offering of $85 million of Notes, due 2002, bearing interest at 11 3/4%. The Notes are secured by a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, and by a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

    A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used as follows:

      (i) to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement; however, the Corporation believes that its current resources are adequate to fund future obligations as they become due; and

     (ii) to fund internal improvements which expanded New Claridge's casino capacity and resulted in the addition of approximately 500 slot machines, as well as a poker, simulcast and keno area. Through June 30, 1994, approximately $8.9 million has been used to fund the costs of this internal expansion, which became fully operational on June 30, 1994.

    The balance of the net proceeds from the offering of the Notes will be used as follows:

      (i) the possible acquisition of an adjacent parcel of land and construction on that land of a self-parking facility. In March 1994, New Claridge acquired options to purchase two parcels of property adjacent to its existing valet-parking facility. On June 6, 1994, New Claridge exercised these options, and deposited $400,000 with the Title Company of Jersey, to be held in escrow until settlement, which is anticipated to be held in October 1994;

     (ii) the possible purchase of the Contingent Payment (see Note 8, Other Non-Current Liabilities) granted in 1989 and now held in a trust for the benefit of the United Way of Arizona. The Corporation is currently negotiating to purchase the Contingent Payment, for less than face value, from the trustee for the United Way of Arizona. The Corporation previously offered to purchase the Contingent Payment for $10 million, but that offer was not accepted. Negotiations between the trustee for the United Way of Arizona and the Corporation are continuing; and

    (iii) the potential expansion of the Corporation's activities into emerging gaming markets. On March 16, 1994, Claridge Gaming Incorporated was formed as a wholly-owned subsidiary of the Corporation for the purpose of exploring and developing gaming opportunities in other jurisdictions.

    At June 30, 1994, the Corporation had a working capital surplus of $21,140,000 as compared to a working capital deficit of $11,534,000 at December 31, 1993. This increase in working capital is attributable to an increase in cash of $36,633,000 and an increase in other current assets of $2,870,000, offset by an increase in accounts payable of $3,723,000 and an increase in interest payable of $4,405,000. The working capital deficiency at June 30, 1993 was $15,497,000. Current liabilities at June 30, 1994 and December 31, 1993 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $2,178,000 at June 30, 1994 and $1,962,000 at December 31, 1993.
These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital surplus at June 30, 1994 and December 31, 1993 would have been $41,996,000 and $9,106,000, respectively.

    The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At June 30, 1994, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable
(i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of June 30, 1994, $17.8 million of basic rent had been abated. The remaining $21.0 million of available abatement is expected to be fully utilized by the fourth quarter of 1996. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $41.8 million in 1997, as compared to $31.2 million (net of projected abatement) in 1996. However, if New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of renewal term will be significantly below the 1997 level.

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

    The Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Wraparound Mortgage by September 30, 1998. Under the terms of the Wraparound Mortgage, New Claridge is not permitted to foreclose on the Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Wraparound Mortgage at June 30, 1994 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $140.6 million.

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

    10(aw) Copy of Employment Agreement between James W. O'Brien and The Claridge at Park Place, Incorporated dated June 27, 1994.


   (b) The Corporation filed no reports on Form 8-K during the quarter ended June 30, 1994.

                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Claridge Hotel and Casino Corporation
- - -----------------------------------------
            (Registrant)



By:   /s/ Raymond A. Spera
   -------------------------------------
     Raymond A. Spera
     Executive Vice President of Finance/
     Chief Financial Officer
     (Authorized Officer and
     Principal Financial Officer)

Dated:  August 12, 1994