Form 10-Q
period 1994-09-30
CLARIDGE HOTEL & CASINO CORP
filed 1994-11-14
CIK 730409

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-Q

                          QUARTERLY REPORT

   (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 1994
                                             -------------------

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

                          ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                     Number of Shares Outstanding
                          November 1, 1994
                          ----------------
Class A Stock                5,054,282       (After deducting 8,218 shares of
                                              Treasury Stock)

        THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
        ----------------------------------------------------------

                         Index to Form 10-Q

                                                                       Page No.
                                                                       --------
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Introductory Notes to Consolidated
                Financial Statements                                        3

                Consolidated Balance Sheets at
                September 30, 1994 and 1993 and
                December 31, 1993                                           4

                Consolidated Statements of Operations
                for the three months ended September 30,
                1994 and 1993                                               5

                Consolidated Statements of Operations
                for the nine months ended September 30,
                1994 and 1993                                               6

                Consolidated Statements of Cash Flows
                for the nine months ended September 30,
                1994 and 1993                                               7

                Notes to Consolidated Financial
                Statements                                                  8

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                              14

PART II.        OTHER INFORMATION

        Item 6. No information is provided
                under this Section as the answers to Items
                1 through 6 are either inapplicable or
                negative.

       THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
       ----------------------------------------------------------


                      PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

Introductory Notes to Consolidated Financial Statements
- - -------------------------------------------------------

    The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated at September 30, 1994 and 1993 and December 31, 1993, and the results of its operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
         ----------------------------------------------------------

                        Consolidated Balance Sheets
                             (in thousands)

                                                 September 30,   December 31,   September 30,
                                                     1994           1993            1993
                                                 -------------   ------------   -------------
ASSETS
- - ------
Current Assets:
  Cash and cash equivalents                        $ 38,684          5,193          6,428
  Receivables, net (including
   $13,163 and $11,611 at September 30,
   1994 and 1993, respectively
   and $12,176 at December 31,
   1993, due from the Partnership)                   14,355         13,339         12,716
  Other current assets                                7,851          4,204          4,257
                                                   --------       --------       --------
       Total current assets                          60,890         22,736         23,401
                                                   --------       --------       --------
Gaming equipment, net                                 8,678          4,225          4,354
Long-term receivables due from the
  Partnership (note 3)                              116,642        115,494        116,391
Intangible assets and deferred charges                3,750            651            235
Other assets                                          3,134          3,232          2,891
                                                   --------       --------       --------
                                                   $193,094        146,338        147,272
                                                   ========       ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit line borrowings (note 4)        $    -0-            -0-            -0-
  Current installments of long-term
    debt (note 7)                                       -0-            -0-          3,530
  Accounts payable                                    3,797          2,509          3,262
  Loan from the Partnership (note 5)                  3,600          3,600          3,600
  Other current liabilities (note 6)                 29,085         28,161         28,696
                                                   --------       --------       --------
                                                     36,482         34,270         39,088
                                                   --------       --------       --------
Long-term debt (note 7)                              85,000         35,259         31,312
Deferred rent due to the Partnership                 34,126         36,342         36,971
Deferred income taxes (note 9)                        7,578          6,103          5,724
Other noncurrent liabilities (note 8)                20,000         20,000         20,000
Stockholders' equity:
  Common stock                                            5              5              5
  Additional paid in capital                          5,048          5,048          5,048
  Accumulated earnings                                4,855          9,311          9,124
  Treasury stock, 8,218 Class A Shares at $-0-
   cost at September 30, 1994 and 73,963 Class A
   shares at $-0- cost at September 30, 1993
   and December 31, 1993, respectively                  -0-            -0-            -0-
                                                   --------       --------       --------
      Total stockholders' equity                      9,908         14,364         14,177
                                                   --------       --------       --------
                                                   $193,094        146,338        147,272
                                                   ========       ========       ========

        See accompanying notes to consolidated financial statements.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
         ----------------------------------------------------------

                    Consolidated Statements of Operations
           For the Three Months Ended September 30, 1994 and 1993
                    (in thousands except per share data)

                                                           1994          1993
                                                         --------      --------
Revenue:

        Casino                                           $ 47,705        43,096
        Hotel                                               3,651         3,703
        Food and beverage                                   5,757         5,103
        Interest from the Partnership                       4,532         4,476
        Interest, other                                       396            46
        Other                                                 769           763
                                                         --------      --------

                                                           62,810        57,187
        Less promotional allowances (note 2)               (5,488)       (4,790)
                                                         --------      --------

             Net revenues                                  57,322        52,397
                                                         --------      --------

Costs and expenses:

        Casino                                             25,610        21,901
        Hotel                                                 722           741
        Food and beverage                                   3,029         2,449
        Other                                               1,041         1,013
        Rent expense to the Partnership                     9,064         8,544
        Rent expense, other                                   384           431
        General and administrative                          7,704         7,064
        Gaming taxes                                        3,800         3,437
        Reinvestment obligation expense                     1,273           183
        Provision for uncollectible accounts                  147           149
        Depreciation and amortization                         729           369
        Interest expense                                    2,613         1,080
                                                         --------      --------

             Total costs and expenses                      56,116        47,361
                                                         --------      --------


Income before income taxes                                  1,206         5,036
Income tax expense                                            483         2,014
                                                         --------      --------

Net income                                               $    723         3,022
                                                         ========      ========

Net income per share (based on 5,054,282 and
  5,007,832 weighted average shares outstanding
  for the three months ended September 30, 1994
  and 1993, respectively)                                $    .14           .60
                                                         ========      ========


       See accompanying notes to consolidated financial statements.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
         ----------------------------------------------------------

                   Consolidated Statements of Operations
           For the Nine Months Ended September 30, 1994 and 1993
                   (in thousands except per share data)

                                                            1994         1993
                                                         ---------    ---------
Revenue:

        Casino                                           $ 117,224      120,331
        Hotel                                                8,485        8,829
        Food and beverage                                   13,948       14,250
        Interest from the Partnership                       13,427       13,564
        Interest, other                                      1,080          124
        Other                                                2,063        2,226
                                                         ---------    ---------

                                                           156,227      159,324
        Less promotional allowances (note 2)               (12,954)     (12,388)
                                                         ---------    ---------

             Net revenues                                  143,273      146,936
                                                         ---------    ---------

Costs and expenses:

        Casino                                              67,133       62,402
        Hotel                                                2,310        2,407
        Food and beverage                                    7,845        7,881
        Other                                                2,890        3,018
        Rent expense to the Partnership                     26,854       25,919
        Rent expense, other                                  1,149        1,289
        General and administrative                          22,178       20,997
        Gaming taxes                                         9,345        9,598
        Reinvestment obligation expense                      1,568          516
        Provision for uncollectible accounts                   375          440
        Depreciation and amortization                        1,701        1,063
        Interest expense                                     7,352        3,165
                                                         ---------    ---------

             Total costs and expenses                      150,700      138,695
                                                         ---------    ---------


Income (loss) before income taxes                           (7,427)       8,241
Income tax expense (benefit)                                (2,971)       3,296
                                                         ---------    ---------

Net income (loss)                                        $  (4,456)       4,945
                                                         =========    =========

Net income (loss) per share (based on 5,029,598 and
 5,044,077 weighted average shares outstanding
 for the nine months ended September 30, 1994
 and 1993, respectively)                                 $    (.89)         .98
                                                         =========    =========



    See accompanying notes to consolidated financial statements.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
         ----------------------------------------------------------

                   Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 1994 and 1993
                           (in thousands)

                                                                1994        1993
                                                             --------    --------
Cash flows from operating activities:
     Net income (loss)                                       $ (4,456)      4,945
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                         1,701       1,063
          Deferred rent to the Partnership                     (2,216)     (2,554)
          Deferred interest receivable and
            discount from the Partnership                        (850)       (739)
          Reinvestment obligation expenses                      1,568         516
          (Gain)/loss on disposal of assets                        58         (41)
          Deferred income taxes                                 1,475         775
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                    171         219
             Other current assets                              (3,647)       (906)
             Accounts payable                                   1,288       1,412
             Other current liabilities                            924       2,048
                                                             --------    --------
Net cash flows provided by (used in) operating activities      (3,984)      6,738
                                                             --------    --------

Cash flows from investment activities:
     Increase in intangible assets and deferred charges        (3,527)        (72)
     Additions to gaming equipment, net                        (5,819)     (1,322)
     Additions to other assets                                 (1,470)     (1,456)
     Proceeds from disposition of property                         35          42
     Increase in long-term receivables                         (9,240)     (1,694)
     Receipt of long-term receivables                           7,755       7,093
                                                             --------    --------
Net cash flows provided by (used in) investment activities    (12,266)      2,591
                                                             --------    --------

Cash flows from financing activities:
     Increase in long-term debt                                85,000         -0-
     Payment of long-term debt                                (33,559)     (6,659)
     Increase in revolving credit line borrowings               7,625      17,600
     Payment of revolving credit line borrowings               (9,325)    (18,600)
                                                             --------    --------
Net cash provided by (used in) financing activities            49,741      (7,659)
                                                             --------    --------

Increase in cash and cash equivalents                          33,491       1,670

Cash and cash equivalents at beginning of period                5,193       4,758
                                                             --------    --------

Cash and cash equivalents at end of period                   $ 38,684       6,428
                                                             ========    ========

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

2.      Promotional Allowances
        ----------------------

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and nine months ended September 30, 1994 and 1993 has been allocated to casino operating expenses as follows (in thousands):

                                         Three Months           Nine Months
                                         ------------           -----------
                                      Ended September 30,   Ended September 30,
                                      -------------------   -------------------
                                         1994       1993       1994       1993
                                         ----       ----       ----       ----
Hotel                                  $  828        706      2,029      1,730
Food and beverage                       2,761      2,791      7,602      7,356
Other (Entertainment)                     206        194        575        541
                                       ------     ------     ------     ------
Total costs allocated to
  casino operating expenses            $3,795      3,691     10,206      9,627
                                       ======     ======     ======     ======

3.    Long-Term Receivables
      ---------------------

Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                September 30,    December 31,    September 30,
                                                   1994             1993            1993
                                                -------------    ------------    -------------
                                                                (in thousands)
Expandable Wraparound Mortgage 14%,
 maturities through September 30, 2000
 (net of $11,445,000 discount and
 $12,559,000 discount at September 30, 1994
 and 1993 respectively, and $12,295,000
 discount at December 31, 1993)                   $ 73,805           79,705           81,441
Deferred Expandable Wraparound
 Mortgage interest receivable, due
 September 30, 2000                                 20,000           20,000           20,000
FF&E promissory notes, 14%                          15,851            7,504            6,261
Expansion/Construction promissory note, 14%          6,986            8,285            8,689
                                                  --------          -------          -------
                                                  $116,642          115,494          116,391
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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of September 30, 1994, such interest, which is included in other current liabilities, amounted to $2,286,000.

               Notes to Consolidated Financial Statements

6.      Other Current Liabilities
        -------------------------

        Other current liabilities consist of the following:

                                 September 30,     December 31,   September 30,
                                    1994              1993            1993
                                 ------------      -----------    ------------
                                                  (in thousands)
Deferred rent, current            $15,078            15,078           15,078
Accrued payroll and
 related benefits                   6,508             6,245            5,345
Accrued interest, First
 Mortgage Notes                     1,665               -0-              -0-
Accrued interest due to
 Partnership                        2,286             1,962            1,854
Auto and general
 liability reserves                 1,151             1,404            1,346
Other current liabilities           2,397             3,472            5,073
                                  -------           -------          -------
                                  $29,085            28,161           28,696
                                  =======           =======          =======

        The amount of deferred rent as of September 30, 1994 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

7.      Long-Term Debt
        --------------

        Long-term debt consists of the following:

                                     September 30,  December 31,  September 30,
                                         1994          1993           1993
                                     -------------  ------------  -------------
                                                   (in thousands)
11 3/4% First Mortgage Notes,
  due 2002                              $85,000           -0-            -0-
First Mortgage Note, prime
  plus 4%, effective April 1, 1993          -0-        33,559         34,842
Revolving line of credit                    -0-         1,700            -0-
                                        -------       -------        -------
                                         85,000        35,259         34,842
Less current installments                   -0-           -0-          3,530
                                        -------       -------        -------
                                        $85,000        35,259         31,312
                                        =======       =======        =======

        On January 31, 1994, the Corporation completed an offering of $85 million of Notes due 2002, bearing interest at 11 3/4%. A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the

               Notes to Consolidated Financial Statements

7.      Long-term Debt (cont'd.)
        ------------------------

        Corporation's revolving credit line arrangement was terminated. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1994.

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

8.      Other Non-Current Liabilities
        -----------------------------

        Pursuant to the Restructuring Agreement, Del Webb Corporation retained an interest, which was assigned to a trustee for the benefit of the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan ("Contingent Payment"), which amount is payable under certain circumstances. Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying financial statements since the likelihood of paying such amount is not considered probable at this time. As of September 30, 1994, accrued interest would have amounted to approximately $27.2 million.

               Notes to Consolidated Financial Statements

9.      Income Taxes
        ------------

        In February 1992, the Financial Accounting Standards Board issued Statement No.109, "Accounting for Income Taxes". Statement No 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes.

        Under the asset and liability method, deferred tax asset and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

        Effective January 1, 1993, the Corporation adopted Statement No. 109 on a prospective basis. There was no effect on the Corporation's statement of operations for the nine month period ended September 30, 1993 as a result of the adoption of Statement No. 109.

        The Corporation recorded an income tax benefit of $2,971,000 for the nine months ended September 30, 1994 which represents the tax benefit of losses which the Corporation believes will more likely than not be realized. As of September 30, 1994, the current portion of the income tax benefit of approximately $3.3 million is included in other current assets.

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

               Notes to Consolidated Financial Statements

        -----------------------------------

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

13.     Other Events
        ------------

        On September 26, 1994, the Corporation entered into a letter agreement regarding a casino management agreement with St. Petersburg Kennel Club, Inc. ("SPKC"). On November 8, 1994, a definitive casino management agreement ("Casino Management Agreement") between Claridge Gaming Incorporated ("CGI"), the Corporation's wholly-owned development subsidiary, and SPKC was executed.

        SPKC owns a greyhound race track located in St. Petersburg, Florida, which presently conducts pari-mutuel wagering. Pursuant to the Casino Management Agreement, CGI would receive fees for managing any casino entertainment facility authorized at SPKC's site.

        CGI and SPKC will pursue the legislation, licensing and development of a casino entertainment facility at SPKC's St. Petersburg greyhound race track. Additionally, CGI and SPKC have agreed to work with each other exclusively to pursue other sites for casino entertainment facilities in the state of Florida, if any, and not, without the consent of the other, to pursue any casino entertainment projects in the state of Florida alone or with any other party. Either CGI or SPKC may terminate the Casino Management Agreement on December 31, 1997 if the licensing of a casino entertainment facility at SPKC's St. Petersburg greyhound race track is not accomplished or imminent.

        On November 8, 1994, Florida voters rejected a ballot question which would have authorized up to 47 casinos in the state of Florida including one at SPKC's St. Petersburg greyhound race track.

        In September 1994, the Corporation funded the campaign for the Proposition of Limited Casinos in Florida by contributing $250,000. Subsequently, the Corporation made additional contributions totaling $350,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1994 and 1993
- - ----------------------------------------------------------------------------

        The Corporation had net income of $723,000, for the three months ended September 30, 1994 compared to net income of $3,022,000 for the same period in 1993.

        For the three months ended September 30, 1994, New Claridge's "Adjusted EBITDA" was $7,417,000, compared to $7,490,000 for the same period of 1993. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to EBITDA plus rent expense to the Partnership less interest income from the Partnership less "Net Partnership Payments," which represent New Claridge's net cash outflow to the Partnership, and is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to, or more meaningful than, operating income or cash flow.

        Casino revenue which is the difference between amounts wagered by and paid to casino patrons, for the third quarter of 1994 totalled $47,705,000 (including poker, simulcast, and keno revenue) an increase of 10.7% over casino revenues earned in the third quarter of 1993. Casino revenues earned by all Atlantic City properties for the three months ended September 30, 1994 were 4.9% higher than revenues earned during the same period of 1993. The greater increase in revenues experienced by the Claridge as compared to all Atlantic City casinos was due to the opening, in late June 1994, of New Claridge's expanded casino facility, which included the addition of approximately 500 slot machines, as well as a poker, simulcast, and keno area.

        Claridge table games revenue for the third quarter of 1994 was $11,279,000 (including poker revenue), a slight decrease from table games revenue earned during the third quarter of 1993 of $11,360,000. Citywide table games revenue (including poker) for the third quarter of 1994 increased 2.7% over the same period of 1993. The decrease in Claridge's table games revenue resulted from a decrease in the "hold" percentage (the win to drop percentage) to 13.8% in the third quarter of 1994, compared to 14.6% in the same period of 1993. This decrease in the hold percentage was offset somewhat by a 5.1% increase in table games drop (the amount of gaming chips purchased by patrons ) over the third quarter of 1993.

        New Claridge earned $36,177,000 of revenues from slot machines in the third quarter of 1994, a 14.0% increase over the same period of 1993. This increase was due to the expansion of New Claridge's casino floor space, including the addition of approximately 500 slot machines, which became fully operational on June 30, 1994. Slot machine revenues earned by all Atlantic City casinos for the three months ended September 30, 1994 increased 5.2% over the same period of 1993; the average number of slot machines available citywide during the third quarter of 1994 increased 9.8% over the same period of 1993.

        New Claridge offers promotional incentives through its direct marketing program to its customers based on their casino play, as well as to prospective customers based on demographic models. During the third quarter of 1994, coin issued through this program totalled $3,428,000, compared to $2,850,000 in the third quarter of 1993. In addition, New Claridge offers coin incentives to patrons arriving by bus. During the three months ended September 30, 1994, 274,000 bus patrons arrived at the Claridge and were issued $3,101,000 in coin incentives, compared to 240,000 bus passengers and $2,088,000 of coin incentives in the third quarter of 1993. The increased coin incentive per passenger resulted from efforts to maintain a competitive position with other Atlantic City casino operators, which, starting in the second quarter of 1994, increased the incentives offered in order to increase business levels which had been depressed due to the severe weather experienced during the first quarter of 1994.

        Hotel revenues for the third quarter of 1994 of $3,651,000 were 1.4% lower than hotel revenues for the third quarter of 1993, resulting from a decrease in the number of rooms sold (45,400 in 1994 compared to 45,600 in 1993), combined with a lower average room rate ($80 in 1994 compared to $81 in
1993). Food and beverage revenues for the third quarter of 1994 of $5,757,000 were 12.8% higher than the third quarter of 1993, due to an increase in total covers (meals served) to 568,000 in 1994 compared to 487,000 in 1993.

        Total costs and expenses for the three months ended September 30, 1994 of $56,116,000 were 18.5% higher than expenses for the same period of 1993. This increase was due to costs associated with the opening of the newly-expanded casino, including direct marketing and advertising programs to increase patron volume, increased payroll costs resulting from higher staffing requirements, and increased coin incentive costs, as previously discussed. Interest expense for the third quarter of 1994 was higher than the same period of 1993 as a result of the higher long-term debt balance resulting from the completion of the offering of $85 million of Notes on January 31, 1994.

        In addition, during the third quarter of 1994, New Claridge recorded $1.3 million of expense relating to its investment obligation to the Casino Reinvestment Development Authority (the "CRDA"), as compared to $183,000 of expense during the same period of 1993. During the third quarter of 1994, New Claridge made donations to the CRDA, totalling $3.8 million representing amounts previously deposited with the CRDA. In exchange for the donations, New Claridge received credits equal to fifty-one percent of the donations, to be applied to its obligations commencing after the dates of the donations. New Claridge recorded expense during the three months ended September 30, 1994 to write-down the book value of the donated amounts to the amount of the credits received.

        The Corporation recorded income tax expense of $483,000 and $2,014,000 for the three months ended September 30, 1994 and 1993, respectively, as a result of the income earned in those periods.

Results of Operations for the Nine Months Ended September 30, 1994 and 1993
- - ---------------------------------------------------------------------------

         The Corporation had a net loss of $4,456,000, for the nine months ended September 30, 1994, compared to net income of $4,945,000 for the same period in 1993.

        Adjusted EBITDA for the nine months ended September 30, 1994 was $7,883,000, compared to Adjusted EBITDA of $16,785,000 for the nine months ended September 30, 1993. The decrease in Adjusted EBITDA from last year was due to the decline in business volume in the first quarter of 1994 due to the severe weather conditions, as well as a reduction in the second quarter of 1994 as a result of increased marketing expenditures and business disruption due to the New Claridge's internal expansion construction.

        Casino revenue for the first nine months of 1994 was $117,224,000 (including poker, simulcasting and keno revenues), a decrease of 2.6% from casino revenues earned in the same period of 1993. Casino revenues earned by all Atlantic City properties for the nine months ended September 30, 1994, including poker, simulcasting, and keno revenues, increased 1.9% in comparison to the same period of 1993. Citywide revenues were adversely affected by severe snow and ice storms throughout the Northeastern United States in the first quarter of 1994.

New Claridge experienced a greater decline in business volume in the first quarter of 1994 compared to other Atlantic City casinos due to its dependency on customers arriving by bus, its focus on the New York and Northern New Jersey markets and its lack of a covered self-parking facility. In addition, New Claridge's business volume in the second quarter of 1994 was disrupted somewhat as a result of the construction of its casino expansion.

        Table games revenue (including poker revenue) earned by New Claridge in the nine months ended September 30, 1994 was $29,588,000, a 6.7% decrease from table games revenue earned in the same period of 1993. This decrease resulted from a 2.8% decline in table games drop, combined with a decline in the hold percentage, to 14.2% during the first nine months of 1994, from 14.8% in the first nine months of 1993. Citywide table games revenue for the first nine months of 1994 increased 1.1% over the same period of 1993.

        Claridge slot machine revenue for the nine months ended September 30, 1994 were $87,409,000, a 1.4% decrease from the same period of 1993. Citywide slot machine revenues for the first three quarters of 1994 increased 1.7% over the same period of 1993. During the nine months ended September 30, 1994, New Claridge issued $8,277,000 in coin incentives through its direct mail program, compared to $8,684,000 of coin incentives issued in the same period of 1993. In addition, $7,001,000 of coin incentives were issued to 616,000 bus passengers during the first nine months of 1994, as compared to $5,975,000 of coin incentives issued to 640,000 passengers in the same period of 1993.

        Hotel revenues for the nine months ended September 30, 1994 of $8,485,000 were 3.9% lower than in the same period of 1993, due to a lower occupancy rate (93.6% in 1994 compared to 94.3% in 1993), combined with a lower average room rate ($68 in 1994 compared to $69 in 1993). Food and beverage revenues for the first nine months of 1994 were $13,948,000, reflecting a 2.1% decrease from the same period of 1993, resulting from a decline in the number of covers served, to 1,306,000 in 1994 from 1,352,000 in 1993.

        Total costs and expenses for the nine months ended September 30, 1994 of $150,700,000 were 8.7% higher than expenses during the same period of 1993, resulting in part from increased interest expense due to the completion of the offering of $85 million of First Mortgage Notes on January 31, 1994. In addition, costs and expenses for the first nine months of 1994 were higher than in the same period of 1993, resulting from marketing efforts to increase business volume and promote the opening of the expanded casino, as well as increased payroll costs due to higher staffing levels necessary as a result of the increased floor space. Additionally, general and administrative expenses of $22,178,000 increased 5.6% over the nine months ended September 30, 1993, primarily resulting from an out of court settlement of a claim incidental to New Claridge's business.

        The Corporation recorded an income tax benefit of $2,971,000 for the nine months ended September 30, 1994, which represents the tax benefit of losses which the Corporation believes will more likely than not be realized. The Corporation recorded income tax expense of $3,296,000 as a result of the income earned for the first nine months of 1993.

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

        A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used as follows:

                 (i) to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement; however, the Corporation believes that its current resources are adequate to fund future obligations as they become due; and

                (ii) to fund internal improvements which expanded New Claridge's casino capacity and resulted in the addition of approximately 500 slot machines, as well as a poker, simulcast and keno area. Through September 30, 1994, approximately $12.7 million has been used to fund the costs of this internal expansion, which became fully operational on June 30, 1994.

        The balance of the net proceeds from the offering of the Notes will be used as follows:

                 (i) the acquisition of an adjacent parcel of land and
               construction on that land of a self-parking facility. In March 1994, New Claridge acquired options to purchase for $7,500,000 two parcels of property adjacent to its existing valet-parking facility. On June 6, 1994, New Claridge exercised these options, and deposited $400,000 with the Title Company of Jersey, to be held in escrow until settlement. In an effort to ensure that site preparation and construction of the self-parking facility can commence as soon as possible, New Claridge acquired a leasehold interest in the property on October 27, 1994. In addition, New Claridge purchased an assignment of National Westminster Bank NJ's first mortgage interest in the property on November 3, 1994 for $2,040,000. These acquisitions will give New Claridge control of the property as of November 16, 1994. The first mortgage interest will be satisfied by the Mortgagor at settlement, which is anticipated to occur in January 1995;

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

        At September 30, 1994, the Corporation had a working capital surplus of $24,408,000 as compared to a working capital deficit of $11,534,000 at December 31, 1993. This increase in working capital is attributable to an increase in cash of $33,491,000 and an increase in other current assets of $3,647,000, offset by an increase in accounts payable of $1,288,000 and an increase in interest payable of $1,989,000. The working capital deficiency at September 30, 1993 was $15,687,000. Current liabilities at September 30, 1994 and December 31, 1993 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $2,286,000 at September 30, 1994 and $1,962,000 at December 31, 1993. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital surplus at September 30, 1994 and December 31, 1993 would have been $45,372,000 and $9,106,000, respectively.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At September 30, 1994, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Wraparound Mortgage; and
(iii) upon full satisfaction of any first mortgage then in place. Also as of September 30, 1994, $19.6 million of basic rent had been abated. The remaining $19.2 million of available abatement is expected to be fully utilized by the fourth quarter of 1996. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $41.8 million in 1997, as compared to $31.2 million (net of projected abatement) in 1996. However, if New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of renewal term will be significantly below the 1997 level.

        New Claridge is obligated under its Operating Lease with the Partnership to lend the Partnership, at an annual interest rate of 14%, any amounts necessary to fund the cost of furniture, fixtures and equipment replacements. The Wraparound Mortgage, granted by the Partnership to New Claridge, by its terms may secure up to $25 million of additional borrowings by the Partnership from New Claridge to finance the replacements of furniture, fixtures and equipment and facility maintenance and engineering shortfalls. The advances to the Partnership are in the form of FF&E Promissory Notes and are secured by the Hotel Assets. One half of the principal is due on the 48th month following the advance, with the remaining balance due on the 60th month following the date of issuance. In connection with the offering of $85 million of the Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were2 funded through additional FF&E Loans. In connection therewith, the Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Wraparound Mortgage. New Claridge is obligated to pay as additional rent to the Partnership the debt service on the FF&E Promissory Notes.

        The Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Wraparound Mortgage by September 30, 1998. Under the terms of the Wraparound Mortgage, New Claridge is not permitted to foreclose on the Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Wraparound Mortgage at September 30, 1994 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $139.8 million.

        If the Partnership should fail to make any payment due under the Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




The Claridge Hotel and Casino Corporation
- - -----------------------------------------
            (Registrant)






By:    /s/ Raymond A. Spera
   ------------------------
       Raymond A. Spera
       Executive Vice President of Finance/
       Chief Financial Officer
       (Authorized Officer and
       Principal Financial Officer)

Dated:  November 14, 1994