Form 10-K405
CLARIDGE HOTEL & CASINO CORP
filed 1995-03-29
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

 (Mark One)

   [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

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

                                                 Name of each exchange
         Title of each class                     on which registered
  First Mortgage Notes, due 2002                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                         Class A Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. Therefore, there is no established trading market for any class of shares of the Corporation. The Corporation did, in 1989, jointly with Atlantic City Boardwalk Associates, L.P. ("Partnership") and Del Webb Corporation ("Webb"), register certain Contingent Payment Rights. As stated in the Prospectus dated May 5, 1989, Contingent Payment Rights may or may not be securities. None of the Corporation, the Partnership, or Webb has admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities.

Indicate the number of shares outstanding of each class of the Registrant's Stock, as of the latest practicable date:

                                             Number of Shares Outstanding
                                                   March 28, 1995

Class A Stock                      5,054,282 (After deducting 8,218 shares of
                                                  Treasury Stock)

                      DOCUMENTS INCORPORATED BY REFERENCE



                  DOCUMENT                                      FORM 10-K PART

Portions of the definitive Proxy Statement with                      III
respect to the Annual Meeting of Shareholders scheduled to be held on June 5, 1995 (hereinafter referred to as the "Proxy Statement"), but specifically excluding the section entitled "Report on Executive Compensation" which shall not be deemed to be incorporated by reference herein

                                     PART I


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

        These transactions were entered into in connection with the private placement of equity interests in the Corporation and the Partnership. The offering was structured to furnish the investors with certain tax benefits available under the federal tax law then in effect. Following the 1983 transactions, Webb and its affiliates retained significant interests in the Claridge. The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in the private placement as units, and because there has been relatively little trading in the stock or Partnership interests, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Corporation and the Partnership are independent entities, approximately 93% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership. The Partnership does not currently engage in any significant business activities other than those relating to the Claridge.

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

      In October 1983, the Partnership granted to New Claridge the Expandable Wraparound Mortgage which was inclusive of and subordinate to an $80 million first mortgage (the "First Mortgage") granted by the Partnership to a group of banks and a $47 million purchase money second mortgage (the "Purchase Money Second Mortgage") granted by the Partnership to DEWNJ. The Purchase Money Second Mortgage was subsequently cancelled upon satisfaction of certain conditions agreed to in the Restructuring Agreement. (see Item 1. Business -"1989 Restructuring" and "Certain Transactions and Agreements").

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


Recent Business Developments

      On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and
(iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

A portion of the net proceeds of $82.2 million was used as follows:

(i) to repay in full the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement;

(ii) to fund the cost of a 12,000 square foot expansion of New Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

(iii) the acquisition of an adjacent parcel of land, to be used for the construction of a self-parking facility. In March 1994, New Claridge acquired options to purchase for $7,500,000 two parcels of property adjacent to its existing valet-parking facility. On June 6, 1994, New Claridge exercised these options, and deposited $400,000 with the Title Company of Jersey, to be held in escrow until settlement. In an effort to ensure that site preparation and construction of the self- parking facility could commence as soon as possible, New Claridge purchased an assignment of National Westminster Bank NJ's first mortgage interest in the property on November 3, 1994 for $2,040,000. These acquisitions gave New Claridge control of the property as of November 16, 1994. The first mortgage interest was satisfied by the mortgagor at settlement, which occurred on January 5, 1995.

      The balance of the net proceeds from the offering of the Notes are expected to be used as follows:

(i)     the construction of the self-parking facility;

(ii) the possible purchase of the Contingent Payment (see Item 1. Business-"1989 Restructuring") granted in 1989 and now held in a trust for the benefit of the United Way of Arizona. The Corporation is currently negotiating to purchase the Contingent Payment, for substantially less than face value, from the trustee for the United Way of Arizona. The Corporation previously offered to purchase the Contingent Payment for $10 million, but that offer was not accepted. Negotiations between the trustee for the United Way of Arizona and the Corporation are continuing; and

(iii) the potential expansion of the Corporation's activities into emerging gaming markets. On March 16, 1994, Claridge Gaming Incorporated ("CGI") was formed as a wholly-owned subsidiary of the Corporation for the purpose of developing gaming opportunities in other jurisdictions.

      On November 8, 1994, a casino management agreement (the "Casino Management Agreement") was executed between CGI and St. Petersburg Kennel Club, Inc. ("SPKC"), which owns a greyhound racetrack located in St. Petersburg, Florida. Pursuant to the Casino Management Agreement, which expires on December 31, 1997, CGI would receive fees for managing any casino entertainment facility authorized at SPKC's site. In November 1994, Florida voters rejected a ballot question which would have authorized up to 47 casinos in the state of Florida, including one at SPKC's St. Petersburg greyhound race track.

The Claridge

      The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. Built in 1929 as a hotel, the Claridge was remodeled at a cost of approximately $138 million prior to its reopening as a casino hotel in 1981. The Claridge was renovated and expanded in 1986 at a cost of approximately $20 million, which provided approximately 10,000 additional square feet of casino space, together with a 3,600 square foot lounge ("Expansion Improvements"). In 1994, approximately $12.7 million was expended to expand the Claridge's casino square footage by approximately 12,000 feet. Since 1991, the Claridge's exterior, lobby, and other public areas have been refurbished. The Claridge is currently in the process of redecorating all of its guest rooms, and has completed the redecoration of approximately 250 rooms, with the remainder scheduled for completion by the end of 1995.

      The Claridge's casino consists of approximately 56,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,890 slot machines and seventy-six table games, including forty-five blackjack tables, ten craps tables, eight poker tables, six roulette tables, two Caribbean stud poker tables, one mini-baccarat table, one big six wheel, one red dog table, one sic bo table, and one pai gow poker table, as well as a keno operation. The hotel with related amenities consists of 501 guest rooms (including 66 two- and three-room suites, 26 specialty suites and four tower penthouse suites), four restaurants, a buffet area, three lounges, a private players club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon, and a health club with an indoor swimming pool.

      New Claridge experiences a seasonal fluctuation in demand, which is typical of casino-hotel operations in Atlantic City. Historically, peak demand has occurred during the summer season. New Claridge's principal market is the Mid-Atlantic area of the United States. Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act (the "Act") and regulations thereunder which affect virtually all aspects of casino operations. (See Item 1. Business - "Competition" and "Gaming Regulation and Licensing").

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

     As previously noted, the Corporation is continuing its negotiations with the Trustee for the United Way of Arizona in an attempt to purchase the Contingent Payment. (See Item 1. Business - "Recent Business Developments").

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

      c. Operating Lease/Expansion Operating Lease. New Claridge leased from the Partnership the Hotel Assets and subleased from the Partnership the land on which the Claridge is located for an initial term of 15 years with three 10-year renewal options. Basic annual rent payable during the initial term of the Operating Lease in equal monthly installments was $36,055,000 in 1992, $37,080,000 in 1993, $38,055,000 in 1994 and escalates yearly thereafter up to $41,775,000 in 1997 and $32,531,000 for the nine month period ending September 30, 1998. If New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 for the lease year commencing October 1, 1998 through September 30, 1999, and, subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. New Claridge is also required to pay as additional rent amounts including certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "FF&E Replacements") and the general and administrative costs of the Partnership. The Partnership will be required during the entire term of the Operating Lease to provide FF&E Replacements to New Claridge and until September 30, 1998 will be required to provide facility maintenance and engineering services to New Claridge.

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

      On March 17, 1986, New Claridge entered into the Expansion Operating Lease Agreement with the Partnership under which New Claridge leased the Expansion Improvements for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount will be adjusted based on the Consumer Price Index with any increase not to exceed two percent per annum. Basic annual rent for 1994 was $4,534,000. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula, with annual basic rent not to be more than $3 million nor less than $2.5 million and, subsequently, not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

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

      If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

      d. Expandable Wraparound Mortgage. On October 31, 1983, the Partnership executed and delivered to New Claridge the Expandable Wraparound Mortgage, which was subordinate to the First Mortgage and the Purchase Money Second Mortgage. The Purchase Money Second Mortgage, which was due on September 30, 2000, was cancelled upon satisfaction of certain conditions set forth in an agreement entered into at the time of the restructuring. In conjunction with the offering of $85 million of Notes on January 31, 1994, the outstanding debt under the Loan Agreement, which included the First Mortgage and the revolving credit line, was satisfied in full (see Item 1. Business- "Recent Business Developments"). By its terms, the Expandable Wraparound Mortgage may secure up to $25 million of additional borrowings by the Partnership from New Claridge to finance FF&E Replacements and facility maintenance and engineering shortfalls. The Expandable Wraparound Mortgage provides that, so long as the Partnership is not in default on its obligations under the Expandable Wraparound Mortgage, New Claridge is obligated to make payments required under any senior mortgage indebtedness. The indebtedness secured by the Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with certain interest installments that accrued in 1983 through 1988 totalling $20 million being deferred until maturity. In addition, the Partnership is required under the Expandable Wraparound Mortgage to make payments of principal and interest in respect of any loans made to finance FF&E Replacements or facility maintenance or engineering costs as described above. To the extent those borrowings exceed $25 million in the aggregate outstanding at any time, they will be secured under separate security agreements and not by the lien of the Expandable Wraparound Mortgage.

      On March 17, 1986, the First Mortgage was amended and assumed by New Claridge. The amount of the amended and assumed First Mortgage was increased to secure up to $96.5 million to provide financing for the Expansion Improvements. Indebtedness secured by the Expandable Wraparound Mortgage was increased by an amount up to $17 million to provide the Partnership with the necessary funding.

      Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest so as to repay on September 30, 1998, in full, the principal balance of this $17 million increase in the Expandable

Wraparound Mortgage. The Expandable Wraparound Mortgage was amended to require that the $127 million aggregate principal amount secured by it would be repayable in installments during the years 1988 through 1998 in escalating amounts totalling $80 million, with a balloon payment of $47 million and the $20 million of deferred interest due on September 30, 2000.

      In connection with the offering of $85 million of the Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

Competition

      Competition in the Atlantic City casino-hotel market is intense. At the present time, twelve casino-hotels are operating in Atlantic City. The most recent property to open in Atlantic City was the Taj Mahal Casino Hotel, which opened April 2, 1990 with a 120,000 square foot casino, the largest in the Atlantic City marketplace. The opening of the Taj Mahal, together with various casino expansions which have opened in the last two years, further heightened the intense competition for casino patrons. For the years ended December 31, 1994 and 1993, citywide gaming revenues, as reported, increased 3.9% and 2.7%, respectively, over prior year levels.

      The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer cash incentives, in the form of coins to play slot machines, to their drive-in customers based on their casino play. In recent years competition for, and incentives offered to, drive-in customers have increased significantly. Although New Claridge offers similar promotional coin incentives to attract drive-in customers, it is at a distinct disadvantage since it remains the only casino without a public self-parking facility. Many Atlantic City casino patrons also arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use toward the price of meals to patrons arriving under bus programs sponsored by the casino operators. During 1994, 8.0 million casino patrons arrived in Atlantic City by bus, a 4.4% decrease from 1993 figures.

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

      The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains an atmosphere of Atlantic City's former grandeur, and on the Claridge's size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain as customers the player whose wagering, while significant, is below the high-wagering of patrons targeted by several of the other larger Atlantic City casinos. The Claridge's typical patron wagers less on credit and warrants fewer complimentaries than the higher wagering player. The majority of the Claridge's casino revenue is generated by slot machine play. In 1994, 75% of the Claridge's casino revenue came from slot play as compared to 67% reported for all Atlantic City properties.

      The Claridge's positioning statement "Because Smaller is Friendlier" conveys its operating and marketing strategy. All Claridge employees are required to attend extensive in-house training programs, which emphasize courteous, customized service.

      In common with other Atlantic City casinos, the Claridge operates a direct marketing program. Through this program, customer loyalty is encouraged with incentives including gifts, coupons for coins and services, and complimentaries. A sophisticated computer database marketing system is utilized to track customers who meet the Corporation's target profile, analyze the effectiveness of promotional activities, and identify prospective customers. Information for this database is compiled through a customer's use of a Compcard Gold rating card provided by the Claridge. All Claridge customers are encouraged to request a Compcard Gold rating card and to use it when playing at table games and slot machines. Use of the Compcard Gold rating card provides the Claridge with data on the level, style and duration of casino play of its customers.

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

      Competition in Atlantic City also extends to the employment market. The Commission has promulgated regulations which require staffing levels at Atlantic City casinos which are sharply higher than those for casino-hotels in Nevada. In addition, although the January 1995 amendments to the Act (see Item 1. Business
- "Gaming Regulation and Licensing") have eased the licensing requirements for some employees, all of New Claridge's casino employees must be licensed. Prior to these amendments, casino employees applying for a license had to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience; as a result of these amendments, the Commission will focus their investigation on the integrity of the person. Partly as a result of the licensing requirements, there has been intense competition for experienced casino employees in Atlantic City. Difficulties in hiring personnel licensed by the Commission have elevated labor costs, and licensed personnel frequently leave their current positions for higher paying jobs in other casinos. In addition, the expansion of casino gaming into other jurisdictions has increased the competition for experienced casino management personnel.

      Beginning in the fall of 1988, three events occurred that accelerated the presence of casino gaming in the United States: (i) a statewide ballot issue in South Dakota approved limited-stakes gaming in Deadwood; (ii) the state legislature approved riverboat gaming in Iowa in early 1989; and (iii) Congress passed the Indian Gaming Regulatory Act of 1988, which permits unrestricted gaming on Indian land in any state that already allows similar gaming (for example, if the state allows charitable gaming for non-profit organizations, then Indians can run similar operations on their land for profit). Since these events occurred, the gaming industry rapidly expanded, and casino gaming of some form is now available in approximately twenty-two states. Indian gaming is currently authorized in twenty-one states including New York, Michigan, Minnesota, California, and most notably, Connecticut. In February 1992, the Foxwoods High Stakes Casino and Bingo Hall ("Foxwoods"), operated by the Mashantucket Pequot Indian tribe in Ledyard, Connecticut commenced operations, offering the table games found in Atlantic City as well as bingo rooms. In January 1993, approval was granted by the Connecticut government for Foxwoods to offer slot machines; as of December 31, 1994, over 3,800 slot machines were reported to be operational at Foxwoods.

      Until recently, it was believed that the legalization of casino gaming in at least limited forms in Philadelphia and other areas of Pennsylvania was a significant possibility. Currently, a bill for riverboat gaming is awaiting action in the Pennsylvania House Finance Committee. However, newly- elected Governor, Tom Ridge, has indicated that he will require a statewide vote on gaming, as well as local referendum; the requirement for a statewide vote would make the legalization of casino gaming in Pennsylvania a more difficult and expensive possibility than previously anticipated. Management believes that, should casino gaming be legalized in the future in Philadelphia, the effects on Atlantic City casinos and on the Claridge would depend upon the form and scope of such gaming. The continued expansion of casino gaming, lotteries, including video lottery terminals (VLT's), and offtrack betting in other nearby states could also have a negative effect on the Atlantic City market.

Gaming Regulation and Licensing

      a. The New Jersey Casino Control Commission and Division of Gaming Enforcement. The ownership and operation of casino-hotel facilities in Atlantic City are subject to extensive state regulation under the Act. No casino-hotel may operate in Atlantic City unless necessary corporate and individual officer, director and employee licenses are obtained from the Commission. The Commission is authorized under the Act to adopt regulations covering a broad spectrum of gaming-related activities.

      The Act also establishes a Division of Gaming Enforcement (the "Division") to investigate all applications for licenses, enforce the provisions of the Act and the regulations thereunder, and prosecute before the Commission all proceedings for violations of the Act or any regulations thereunder. The Division conducts audits and continually reviews casino operations, maintains information with respect to any changes in ownership of the casino-hotel and conducts investigations of casino owners and investors when appropriate.

      In January 1995, significant amendments to the Act were signed into law, which are intended to reduce regulation of the Atlantic City casino industry. These amendments include changes regarding (i) the authority and responsibilities of the Commission and the Division; (ii) the licensing requirements of employees, casinos, and employees of industries which service the casinos; (iii) the operation of the casinos; and (iv) the operation of the Casino Reinvestment Development Authority (the "CRDA"). The most significant changes resulting from these amendments include:

  (i) The elimination of the requirement for hotel employees to register with the Commission, and the creation of a new classification of employee, the "Casino Service Employee", broadly defined as an employee who performs duties in the casino but is not categorized as a casino employee, a casino key employee, or casino security employee; the Casino Service Employee will not have to hold a casino license, but will merely have to register with the Commission. In addition, the Commission will no longer have the responsibility for determining whether an applicant for a casino license or casino key license has sufficient business ability and experience, but rather will focus the license investigation on the integrity of the applicant;


  (ii) The standardization of the renewal period of all casino licenses for periods of four years, at a fee of $200,000 for a four year license;

  (iii) The elimination of the limitation that prohibited entities from holding more than three casino licenses, provided that the granting of additional licenses would not create undue economic concentration in Atlantic City casino operations, as determined by the Commission;

  (iv) An increase in the amount of casino space permitted, to 60,000 square feet, for a casino hotel with 500 hotel rooms (from the previous maximum allowed of 50,000 square feet);

  (v) The elimination or easing of requirements for Commission or Division approvals needed to implement or change individual casino's internal operating procedures; and

  (vi) The creation of a fund, known as the "Atlantic City Fund", which will provide for the reinvestment of savings expected to be realized by the reduction in regulation created by these amendments, as well as a reallocation of CRDA funds which would have gone to North Jersey over the next five years, in Atlantic City. This Atlantic City Fund will be administered by the CRDA.

      b. Licensing Requirements. The Act provides that various categories of persons or entities must hold casino licenses. The Act also provides that each officer, director and person who directly or indirectly holds any beneficial interest or ownership in a casino licensee; or any person who, in the opinion of the Commission, has the ability to control a casino licensee or elect a majority of the board of directors; or each principal employee or any other employee of a casino licensee (and any lender to or underwriter, agent or employee of the licensee) whom the Commission may consider appropriate for approval or qualification, be qualified for approval pursuant to the provisions of the Act. In addition, all contracts and leases entered into by the licensee may, upon request of the Commission, have to be submitted to the Commission, are subject to its review, and, if found unacceptable, are voidable. All enterprises which provide gaming-related services to the licensee must be licensed. All other enterprises dealing with the licensee must register with the Commission, which may require that they be licensed if they do $75,000 or more per year in business with a single licensee, and $225,000 or more per year if with more than one licensee.

      New Claridge holds a casino license because it carries on the casino business of the Claridge and owns the Casino Assets. As a result, New Claridge's officers and directors are subject to Commission qualification. The Corporation, as the sole owner of the stock of New Claridge, is also required to be qualified. As a part of its determination of the Corporation's qualification, the Commission will require the qualification of each officer, each director, and each person who directly or indirectly holds any beneficial interest or ownership in the Corporation, and who the Commission requires to be qualified, or any person who, in the opinion of the Commission, has the ability to control the Corporation or elect a majority of its Board of Directors; or each principal employee or any other employee whom the Commission may consider appropriate for approval or qualification. The Commission has determined that no stockholder of the Corporation owning less than 5% of its stock will be required to be qualified unless the Commission determines that such stockholder has the ability to control the Corporation or elect a majority of its Board of Directors. Prior to June 16, 1989, Webb was the only stockholder in this category. The names and addresses of all stockholders have been supplied to the Commission and any changes are reported when they occur.

      c. Licensing Status. The Commission issues casino licenses, which, prior to the January 1995 amendments to the Act, were renewable every two years, subject to a series of requirements including a requirement of demonstrating financial viability. In 1989, and again in 1991, the First Mortgage Lenders agreed to modify the schedule of principal payments under the Loan Agreement, in order in part to allow New Claridge to demonstrate financial viability to the Commission. In connection with the 1993 relicensing, for the period ending in 1995, the First Mortgage Lenders agreed for the first time to modify the schedule of principal payments required under the Loan Agreement to beyond the two-year licensing period. On September 22, 1993, New Claridge was issued a two year casino license by the Commission for the period commencing September 30, 1993. The relicensing approval was based in part on the execution of this amendment to the Loan Agreement.

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

      e. Casino Fees and Taxes. The Act provides for a casino license issue fee of not less than $200,000, based upon the cost of the investigation and consideration of the license application, and renewal fee of not less than $200,000, as amended in January 1995, based upon the cost of maintaining control and regulatory activities. In addition, a licensee is subject to (i) a tax of eight percent (8%) of gaming revenues, less the provision for uncollectible accounts, (ii) an annual license fee of $500 on each slot machine, and (iii) an alcoholic beverage fee computed on the basis of the cost of investigatory time spent monitoring each beverage outlet.

      The Act as amended in December 1984 further provides for the imposition of an investment obligation pursuant to criteria set forth in the Act or the payment of an alternative tax. The investment obligation is 1.25% of the total gaming revenues for each calendar year. Gaming revenues are the total revenues derived from gaming operations less the provision for uncollectible accounts. If the casino licensee opts not to make an investment, it is assessed an alternative tax of 2.5% of total gaming revenues less the provision for uncollectible accounts. The licensee has two options in satisfying its investment obligation; it can make a direct investment in a project approved by the CRDA, which is the agency responsible for administering this portion of the Act, or it can buy bonds issued by the CRDA which will, if tax exempt, bear interest at the rate of 66 and 2/3% of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for the 26 weeks preceding the issue of the bonds. If the bonds are not tax exempt they will bear interest at the rate of 66 and 2/3% of the average rate of Moody's A Rated Utility Index for the 26 weeks preceding the issue of the CRDA bonds. The investment obligation must be paid on the 15th day of the first, fourth, seventh, and tenth months of each year based on the estimated gaming revenues for the three month period immediately preceding the first day of those months. The alternative tax must be paid not later than April 30 of the following year.

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

Employees

      As of December 31, 1994, New Claridge employed approximately 2,500 persons, of whom approximately 800 are represented by labor unions. Approximately 700 of the 800 are represented by the Hotel, Restaurant Employees and Bartender International Union, AFL-CIO, Local 54. In September 1994, the Corporation's collective bargaining agreement covering the employees represented by Local 54 was renewed, together with the collective bargaining agreements of all Atlantic City casinos with respect to Local 54, for a period of five years. During the past two years, local unions have been active in their efforts to organize non-union employees in Atlantic City.

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

Item 3. LEGAL PROCEEDINGS

      The Corporation and its subsidiaries are not parties to any material litigation other than ordinary routine litigation which is incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"). Therefore, there is no established trading market for any class of shares of the Corporation. In October 1983, 562,500 shares of Class A Stock were sold to Oppenheimer Holdings, Inc., and certain officers and employees of Oppenheimer & Co., Inc., (placement agent for the Partnership and the Corporation) at their par value, $.001 per share, and 4,500,000 shares of Class A Stock were privately offered and sold at $1.2336306 per share. At the same time, 562,500 shares of Class B Stock were sold to Webb at their par value, $.001 per share. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock. On June 16, 1989, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and cancelled. As of March 1, 1995, there were approximately 450 holders of record of the Class A Stock. The Contingent Payment Rights (see Item
1. Business - "1989 Restructuring") received by Releasing Investors may or may not be securities. The Corporation, the Partnership and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such action none of the Corporation, the Partnership or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights.

      The indenture governing the Notes (the "Indenture") restricts the declaration or payment of dividends or distributions on redemptions of capital stock by the Corporation and its subsidiaries, other than (i) dividends or distributions payable in equity interests of the Corporation or such subsidiaries, (ii) dividends or distributions payable to the Corporation or any wholly-owned subsidiary, or (iii) dividends by a subsidiary on its common stock if such dividends are paid pro-rata to all holders of such common stock.

      In addition, the Corporation and the Partnership have agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until the Contingent Payment has been satisfied (see Item 1. Business - "1989 Restructuring").

Item 6. SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.


                                                       1994               1993             1992             1991             1990
                                                       ----               ----             ----             ----             ----
                                                                        (in thousands except per share data)
Income Statement Data

Net revenues ................................        $ 190,755           189,672          182,204          172,961          175,043

Income (loss) before
 extraordinary items ........................        $  (6,901)            5,132            6,048            2,181           (1,825)

Extraordinary income,
 net of income taxes ........................        $    --                --               --               --             39,480

Net income (loss) ...........................        $  (6,901)            5,132            6,048            2,181           37,655

Income (loss) before extra-
 ordinary items, per share ..................        $   (1.37)             1.02             1.21              .46             (.38)

Net income (loss) per share .................        $   (1.37)             1.02             1.21              .46             7.86

Balance Sheet Data at Year End

Total assets ................................        $ 190,798           146,338          148,305          154,355          161,972

Current assets ..............................        $  62,281            22,736           20,383           21,077           22,006

Current liabilities .........................        $  37,003            34,270           34,298           34,285           31,727

Long-term debt, net of
 note payable and
 current installments
 of long-term debt ..........................        $  85,000            35,259           40,301           50,867           59,971

Stockholders' equity ........................        $   7,463            14,364            9,232            3,184            1,003



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 1994

        The Corporation had a net loss of $6,901,000 for the year ended December 31, 1994, as compared to net income of $5,132,000 for the year ended December 31, 1993.

        For the year ended December 31, 1994, the Corporation's "Adjusted EBITDA" was $11,224,000, compared to $20,131,000 for the year ended December 31, 1993. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to EBITDA plus rent expense to the Partnership less interest income from the Partnership less "Net Partnership Payments," which represent the Corporation's net cash outflow to the Partnership, and is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to, or more meaningful than, operating income or cash flow. The decrease in Adjusted EBITDA from 1993 was primarily due to (i) the decline in business volume in the first quarter of 1994 due to the severe snow and ice storms throughout the Northeastern United States, (ii) a reduction in volume in the second quarter of 1994 as a result of business disruption due to the construction of the Claridge's expanded casino facility (which opened in late June 1994, and resulted in the addition of approximately 500 slot machines), and (iii) increased marketing expenditures to promote the opening of the expanded facility.

        Casino revenue, which is the difference between amounts wagered by and paid to casino patrons, was $156,159,000 (including poker, simulcasting, and keno revenue) for the year ended December 31, 1994, a 1.0% increase over 1993 casino revenue of $154,615,000, and 6.7% higher than 1992 casino revenue of $146,357,000. Casino revenue earned by all Atlantic City casinos for 1994, as reported, including poker, simulcasting, and keno revenue, increased 3.9% over 1993 revenue. Although all Atlantic City casinos experienced a decline in business volume in the first quarter of 1994 as a result of the severe weather conditions, New Claridge experienced a greater decline in business as compared to other Atlantic City casinos due to its dependency on customers arriving by bus, its focus on the New York and Northern New Jersey markets, and its lack of a covered self-parking facility.

        Table games revenue (including poker revenue) earned by New Claridge during the year ended December 31, 1994 was $38,824,000, a 5.2% decrease from 1993 table games revenue of $40,959,000. The decrease in table games revenue resulted from a 1.9% decline in table games drop (the amount of gaming chips purchased by patrons), combined with a decline in the hold percentage (the ratio of win to drop) to 14.0% in 1994, compared to 14.7% in 1993. Citywide table games drop and revenue for 1994, as reported, increased 0.3% and 1.7%, respectively, over 1993 levels.

        Claridge slot machine revenue for the year ended December 31, 1994 was $116,909,000, a 2.9% increase over 1993 slot machine revenue. Citywide slot machine revenue as reported for 1994 increased 3.7% over 1993 revenue. The expansion in June 1994 of the Claridge's casino floor space and the addition of approximately 500 slot machines resulted in a 20.7% increase in Claridge's average number of slot machines during 1994 as compared to 1993. Expansions at several other Atlantic City casinos during 1994 contributed to the 8.4% increase reported in the average number of slot machines at all Atlantic City properties during 1994 as compared to 1993.

        New Claridge offers promotional incentives through its direct marketing program to its customers based on their casino play, as well as to prospective customers based on demographic models. During the year ended December 31, 1994, cash incentives offered through this program totalled $11,595,000, compared to $10,912,000 for the year ended December 31, 1993. In addition, New Claridge offers coin incentives to patrons arriving by bus; during 1994, $9,179,000 in coin incentives were issued to 835,000 bus passengers arriving at the Claridge, compared to $7,772,000 of coin incentives issued to 829,000 bus passengers in 1993. The increase in coin incentives per passenger in 1994 as compared to 1993 resulted from efforts to maintain a competitive position with other Atlantic City casino operators, which, starting in the second quarter of 1994, increased the incentives offered in order to increase business levels which had been depressed due to the severe weather experienced during the first quarter of 1994.

        Hotel revenues for the year ended December 31, 1994 of $10,962,000 were 4.0% lower than 1993 revenues of $11,416,000 due to a slightly lower occupancy rate (92% in 1994 compared to 93% in 1993), combined with a lower average room rate ($67 in 1994 compared to $68 in 1993). Food and beverage revenues earned in 1994 totalled $18,346,000, a slight decline from revenues earned in 1993 of $18,597,000; this decrease was due primarily to a decline in the number of covers (meals served), to 1,715,000 in 1994 from 1,724,000 in 1993. Other revenues for the year ended December 31, 1994 of $2,547,000 were lower than 1993 revenues of $2,913,000, primarily resulting from the contracting out of the Claridge gift shop operation commencing in October 1994.

        Total costs and expenses for the year ended December 31, 1994 were $200,049,000, an increase of 10.5% over 1993 expenses of $181,118,000, resulting in part from increased interest expense due to the completion of the offering of $85 million of First Mortgage Notes on January 31, 1994. Casino and general and administrative expenses were higher in 1994 as compared to 1993, resulting from marketing and advertising efforts to increase business volume, promote the opening of the expanded casino, and remain competitive with other Atlantic City casino operators, as well as increased payroll costs due to higher staffing levels necessary as a result of the increased casino floor space. In addition, New Claridge recorded $1,972,000 of expense during 1994 relating to its investment obligation to the CRDA, as compared to $665,000 of expense recorded in 1993. This increase in expense resulted from the donation of funds, totalling approximately $3.8 million, representing amounts previously deposited with the CRDA, during the third quarter of 1994. In exchange for the donations, New Claridge received credits equal to fifty-one percent of the donations, to be applied to its obligations commencing after the dates of the donations. New Claridge recorded expense during 1994 to write-down the book value of the donated amounts to the amount of the credits received.

        The Corporation recorded an income tax benefit of $2,393,000 for the year ended December 31, 1994 which represents the tax refund expected from the carryback of Federal net operating losses net of increased deferred tax credits. The Corporation recorded income tax expense of $3,422,000 as a result of the income earned during the year ended December 31, 1993.

Results of Operations for the Year Ended December 31, 1993

        The Corporation had net income of $5,132,000 for the year ended December 31, 1993, as compared to net income of $6,048,000 for the year ended December 31, 1992. Net income in 1992 was favorably impacted by the reversal of progressive slot liability of $2,437,000, as further discussed below.

        Casino revenue was $154,615,000 for the year ended December 31, 1993, a 5.6% increase over 1992 casino revenue of $146,357,000, and a 14.2% increase over 1991 casino revenues of $135,406,000. Citywide casino revenue, as reported for 1993, increased 2.7% over 1992 revenues. These favorable comparisons can be attributed to the first full year of unlimited twenty-four hour gaming in 1993, as well as, improved economic conditions in the Northeastern United States. In addition, the passage of live poker and simulcast wagering in 1993 and other Commission policy changes (i.e. extended hours of operation) have had a positive impact on casino revenues. Citywide casino revenues in early 1993 were adversely affected by poor weather conditions, most notably the March 13, 1993 storm, which covered portions of the Northeastern United States with over a foot of snow.

        For the year ended December 31, 1993, Claridge table games revenue was $40,959,000, a slight increase over 1992 table games revenue of $40,758,000. Table games drop for 1993 increased 1.0% over 1992 levels. The 1993 hold percentage was 14.7%, compared to a hold percentage of 14.8% in 1992. Citywide table games revenue and drop, as reported, decreased 1.4% and 3.1%, respectively, as compared to 1992 figures. This decrease is attributed in part to the industry's continued shift in focus from table games to slots. During 1993, citywide slot machine units reportedly increased 10.4% over 1992, while citywide table game units, excluding the addition of poker games, decreased 6.1% from 1992.

        Claridge slot machine revenue for the year ended December 31, 1993 was $113,656,000, a 7.6% increase over 1992 slot machine revenue. Citywide slot machine revenue reportedly increased 4.8% over 1992 revenue. Coin incentives issued through New Claridge's direct marketing programs totalled $10,912,000 and $6,959,000 for the years ended December 31, 1993 and 1992, respectively. In addition during 1993, 829,000 bus passengers were brought to the Claridge, and were issued $7,772,000 in coin incentives; in 1992, $8,816,000 in coin incentives was issued to 854,000 bus passengers. The increase in direct marketing coin incentive costs over 1992 reflects an increased focus on attracting the more profitable drive-in patrons.

        Hotel, food and beverage revenues for the year ended December 31, 1993 were $30,013,000, a slight decrease from 1992 revenues of $30,092,000. Net of promotional allowances, hotel, food and beverage revenues in 1993 increased 3.1% over 1992 net revenues. Promotional allowances for the year ended December 31, 1993 decreased as a result of eliminating food coupons from the bus program incentive packages. The total number of covers served in 1993 were 1,724,000, a 15.2% increase over the number of covers in 1992 as a result of offering a $4.75 buffet in 1993 compared to a $9.95 buffet in 1992. Hotel occupancy for the years ended December 31, 1993 and 1992 was 93% and 87%, respectively, while the average room rate was $68 in 1993 compared to $71 in 1992. Other revenues for the year ended December 31, 1993 decreased from the prior year due primarily to revisions to New Claridge's entertainment policy, from the presentation of daily Broadway-style shows in 1992 to a headliner performance approximately one weekend per month in 1993.

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

Liquidity and Capital Resources

        On January 31, 1994, the Corporation completed an offering of $85 million of Notes (see Item 1. "Recent Business Developments"). The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

        A portion of the net proceeds of $82.2 million was used as follows:

(i) to repay in full the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement;

(ii) to fund the cost of a 12,000 square foot expansion of New Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

(iii) the acquisition of an adjacent parcel of land, to be used for the construction of a self-parking facility. In March 1994, New Claridge acquired options to purchase for $7,500,000 two parcels of property adjacent to its existing valet-parking facility. On June 6, 1994, New Claridge exercised these options, and deposited $400,000 with the Title Company of Jersey, to be held in escrow until settlement. In an effort to ensure that site preparation and construction of the self-parking facility could commence as soon as possible, New Claridge purchased an assignment of National Westminster Bank NJ's first mortgage interest in the property on November 3, 1994 for $2,040,000. These acquisitions gave New Claridge control of the property as of November 16, 1994. The first mortgage interest was satisfied by the mortgagor at settlement, which occurred on January 5, 1995.

        The balance of the net proceeds from the offering of the Notes are expected to be used as follows:

(i)      the construction of the self-parking facility;

(ii) the possible purchase of the Contingent Payment (see Item 1. Business-"1989 Restructuring") granted in 1989 and now held in a trust for the benefit of the United Way of Arizona. The Corporation is currently negotiating to purchase the Contingent Payment, for substantially less than face value, from the trustee for the United Way of Arizona. The Corporation previously offered to purchase the Contingent Payment for $10 million, but that offer was not accepted. Negotiations between the trustee for the United Way of Arizona and the Corporation are continuing; and

(iii) the potential expansion of the Corporation's activities into emerging gaming markets. On March 16, 1994, CGI was formed as a wholly-owned subsidiary of the Corporation for the purpose of developing gaming opportunities in other jurisdictions.

        Beginning in 1995, and annually thereafter, the Corporation will be required to make an offer ("Excess Cash Offer") to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the Indenture), from the preceding year. If less than $5 million is available to make such payments (i.e. if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1994, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1995.

        In addition, if construction for the self-parking garage or equivalent facility has not commenced by December 31, 1995, the Corporation is required under the terms of the Indenture to make an offer, (the "Parking Garage Funds Offer") within 30 days of such date, to all holders of Notes to purchase the maximum principal amount of Notes that may be purchased with $24 million, at an offer price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. Pursuant to the terms of the Indenture, construction shall be deemed to have commenced when (i) all necessary approvals to commence the construction have been obtained, and (ii) demolition or other physical work below street grade for the project shall have commenced. In March 1995, the Corporation received final site approval for the proposed garage from the Atlantic City Zoning Board; no other approvals are required to complete the garage project. In addition, demolition of the structure previously located on the site is substantially complete. As a result, the Corporation believes it will not be required to make an offer to purchase Notes pursuant to the Parking Garage Funds Offer.

        At December 31, 1994, the Corporation had working capital of $25,278,000, as compared to a working capital deficiency of $11,534,000 at December 31, 1993. The increase in working capital is principally attributable to increases in cash and cash equivalents of $32,051,000, in receivables of $3,549,000, in prepaid expenses and other current assets of $4,044,000, decreases in accrued payroll and related benefits of $620,000 and other current liabilities of $1,258,000, offset by increases in interest payable of $4,593,000. The increase in cash and cash equivalents is attributable to the net proceeds from the offering of Notes on January 31, 1994, a portion of which was used to repay the Corporation's outstanding debt under the Loan Agreement. Current liabilities at December 31, 1994 and 1993 included deferred rental payments of $15,078,000, and the $3.6 million loan from the Partnership plus accrued interest thereon of $2,394,000 and $1,962,000 at December 31, 1994 and 1993, respectively. The deferred rental payments and $3.6 million loan will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at December 31, 1994 and 1993 would have been $46,350,000 and $9,106,000, respectively.

         New Claridge is obligated under the Operating Lease to lend the Partnership, at an annual interest rate of 14%, any amounts necessary to fund the cost of furniture, fixtures and equipment replacements. The Expandable Wraparound Mortgage, granted by the Partnership to New Claridge, by its terms may secure up to $25 million of additional borrowings by the Partnership from New Claridge to finance the replacements of furniture, fixtures and equipment, facility maintenance, and engineering shortfalls. The advances to the Partnership are in the form of FF&E Loans and are secured by the Hotel Assets. One half of the principal is due on the 48th month following advance, with the remaining balance due on the 60th month following the date of issuance. In connection with the offering of $85 million of First Mortgage Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance internal improvements to the Claridge, which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage. New Claridge is obligated to pay as additional rent to the Partnership the debt service on the FF&E Loans.

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at December 31, 1994 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $137.4 million.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At December 31, 1994, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of December 31, 1994, $20.9 million of basic rent had been abated. The remaining $17.9 million of available abatement is expected to be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $40.1 million in 1997, as compared to $31.4 million (net of projected abatement) in 1996. However, if New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of the renewal term will be significantly below the 1997 level.

        If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

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

         Effective January 1, 1993, the Corporation adopted Statement No. 109 on a prospective basis. There was no effect on the Corporation's statement of operations for the year ended December 31, 1993 as a result of the adoption of Statement No. 109.

        A valuation allowance of $422,000 has been provided against deferred tax assets as of December 31, 1994. No valuation allowance was provided on deferred tax assets as of December 31, 1993 since management believed that it was more likely than not that such assets would be realized through the reversal of existing deferred tax liabilities and future taxable income.

        The effective tax rate decreased from 40% for the year ended December 31, 1993 to (26%) for the year ended December 31, 1994. The decrease in the benefit recognized is due to (i) a change in tax laws which resulted in an increase in non-deductible expenses, (ii) other nondeductible expenses which were incurred in 1994 which were not incurred in 1993, and (iii) the establishment of a valuation reserve. The components of income tax expense did not change significantly from the prior year except for the nondeductible items discussed in the change in the effective tax rate.

Factors Which May Influence the Corporation's Future Operating Results

        The continued expansion of casino gaming, lotteries, including video lottery terminals (VLT's), and offtrack betting in other nearby states, particularly Pennsylvania, Delaware, Maryland, or New York, could have an adverse effect on the Atlantic City market and on the Corporation's future operating results. Until recently, it was believed that the legalization of casino gaming in at least limited forms in Philadelphia and other areas of Pennsylvania was a significant possibility. Currently, a bill for riverboat gaming is awaiting action in the Pennsylvania House Finance Committee. However, newly-elected Governor, Tom Ridge, has indicated that he will require a statewide vote on gaming, as well as local referendum; the requirement for a statewide vote would make the legalization of casino gaming in Pennsylvania a more difficult and expensive possibility than previously anticipated. Management believes that, should casino gaming be legalized in the future in Philadelphia, the effects on Atlantic City casinos and on the Claridge would depend upon the form and scope of such gaming. In addition, in July 1994, Delaware enacted legislation authorizing the installation of VLT's at horse tracks. Although regulations governing the use of VLT's in Delaware are currently being finalized, the machines could be operational by the summer of 1995.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-27 of the report.


Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THIS REGISTRANT

        Name                        Office                                  Age
        ----                        ------                                  ---
David W. Brenner                    Chairman, Director                       59
Robert M. Renneisen                 President, Director                      48
James W. O'Brien                    Executive Vice President, Director       59
A. Bruce Crawley                    Director                                 49
Mark H. Sayers                      Director                                 45
Shannon L. Bybee                    Director                                 57
James M. Montgomery                 Director                                 55
Jean I. Abbott                      Vice President                           39
Gloria E. Soto                      Vice President, Assistant Secretary      46
Raymond A. Spera                    Executive Vice President, Treasurer      38
Albert T. Britton                   Executive Vice President                 38
Peter F. Tiano                      Executive Vice President                 59
Glenn S. Lillie                     Vice President                           46
Frank A. Bellis, Jr                 Senior Vice President, Secretary         41

Business Experience

        Mr. Brenner has served as a member of the Board of Directors of the Corporation since February 1991, and became Chairman of the Board of Directors in August 1993. He served as President of the Philadelphia Sports Congress from January 1987 through June 1994. Mr. Brenner served as Chairman of the Hospital and Higher Education Facilities Authority of Philadelphia from January 1986 to June 1992, and as Director of Commerce of the City of Philadelphia from January 1984 to September 1986. He was with the accounting firm of Arthur Young & Company from 1957 to September 1983. He was managing partner of the Philadelphia office of Arthur Young from November 1969 until March 1980.

        Mr. Renneisen has served as President of the Corporation since June 1992, as Chief Executive Officer of the Corporation and New Claridge since July 1993, and as Vice Chairman of New Claridge since June 1994. Mr. Renneisen was Executive Vice President of the Corporation from June 1991 to June 1992. He has served as President of New Claridge since January 1991. He was Chief Operating Officer of New Claridge from January 1991 to July 1993. Mr. Renneisen was Executive Vice President of New Claridge, responsible for marketing and later casino operations from February 1988 to January 1991. Prior to joining New Claridge, Mr. Renneisen served from January 1987 to December 1987 as Vice President of Marketing of Treasure Island Hotel and Casino in St. Maarten. From June 1986 to May 1987, he served as President of Renneisen, Kincade & Associates, Inc. of Las Vegas, Nevada, a marketing consulting firm. He was Senior Vice President of Marketing of the Tropicana Hotel and Casino in Atlantic City from May 1982 to August 1984.

         Mr. O'Brien has served as a member of the Board of Directors of the Corporation since June 1988, and as Executive Vice President of the Corporation since June 1994. Mr. O'Brien has also served as President and Chief Operating Officer of New Claridge since June 1994. Mr. O'Brien was the Corporation's Acting Chairman of the Board from October 20, 1988 to November 22, 1988. Mr. O'Brien served as Vice President of Human Resources of Genesco, Inc. of Nashville, Tennessee from July 1987 to August 1993. He was Vice President of

Human Resources of Southwest Forest Industries of Phoenix, Arizona from February 1986 to May 1987. He was President of Del E. Webb Hotel Group from April 1982 to January 1986 and as Chief Executive Officer and a Director of the Corporation from October 1983 to January 1986.

        Mr. Crawley has served as a member of the Board of Directors of the Corporation since February 1995. He currently serves as President and Director of Public Relations and Marketing Services for Crawley, Haskins & Rodgers, a Philadelphia based public relations and advertising firm. Prior to establishing his own firm in May 1989, Mr. Crawley was employed at First Pennsylvania Bank and First Pennsylvania Corporation, where he served as Senior Vice President and Director of Public and Investor Relations. He also served, from 1976 to 1979, as Vice President and Director of Advertising for First Pennsylvania Bank and First Pennsylvania Corporation.

        Mr. Sayers has served as a member of the Board of Directors of the Corporation since February 1990. Mr. Sayers has served as Vice President of EMES Management Corporation, a real estate management and development company, of New York, New York, since February 1976.

        Mr. Bybee has served as a member of the Board of Directors of the Corporation since July 1988. He currently is Associate Professor for Gaming Management, Law & Regulation, at University of Nevada Las Vegas, where he occupies the Michael D. Rose Distinguished Chair in Gaming, a position he has held since August 1994. From July 1993 to August 1994 Mr. Bybee served as President and Chief Operating Officer for United Gaming, Inc. Mr. Bybee was the Corporation's Chairman of the Board from November 1988 to July 1993, and from August 1988 to October 1988. In June 1989, Mr. Bybee was appointed to serve as the Chief Executive Officer of the Corporation and New Claridge, a position he held through July 1993. From 1983 to 1987, he was Senior Vice President of Golden Nugget, Incorporated which operated the Golden Nugget Casino Hotel in Atlantic City. From 1981 to 1983, Mr. Bybee was President of GNAC Corporation, which operated the Golden Nugget Casino Hotel in Atlantic City.

        Mr. Montgomery has served as a member of the Board of Directors of the Corporation since March 1995. Since 1978, he has served as President of Houze, Shourds, and Montgomery, Inc., a management consulting firm located in Long Beach, California. Prior to 1978, Mr. Montgomery held various managerial positions with Rohr Industries, Inc. and Rockwell International.

        Ms. Abbott served as a member of the Board of Directors of the Corporation from August 1989 to June 1994, and served as a consultant to the Corporation until March 26, 1994, at which time she became a Vice President of New Claridge. From October 1992 to July 1993, Ms. Abbott was Finance Director for the United Way of Atlantic County. She was Assistant Professor at Stockton State College from September 1989 to June 1991. She served as Senior Vice President, Treasurer of the Corporation and Senior Vice President, Controller of New Claridge from May 1987 to September 1989. She was Vice President, Controller of New Claridge from October 1985 to May 1987 and she was Director of Finance of New Claridge from April 1984 to October 1985. From October 1980 through April 1984, Ms. Abbott held various executive positions with New Claridge and Old Claridge.

        Ms. Soto has served as Vice President of the Corporation since February 1987, and as Assistant Secretary of the Corporation since August 1993. She served as Secretary of the Corporation from February 1987 to August 1993. Ms. Soto has served as Vice President, Legal and Governmental Affairs of New Claridge since December 1991. She was Vice President of Compliance and Legal Affairs from November 1986 to December 1991 and Director of Regulatory Affairs from August 1985 to November 1986. Prior to joining New Claridge, Ms. Soto served as Associate General Counsel for Harrah's in Atlantic City. In 1980, former Governor Byrne appointed Ms. Soto to the New Jersey State Parole Board, where she served as a member until 1983.

        Mr. Spera has served as Executive Vice President of the Corporation since August 1993. He served as Vice President of the Corporation from December 1989 to August 1993, and as Assistant Secretary of the Corporation since December 1991. He also has served as Executive Vice President of Finance and Corporate Development of New Claridge since December 1992. Mr. Spera was Senior Vice President of Finance and Corporate Development of New Claridge from December 1991 to December 1992 and Vice President of Finance of New Claridge from December 1989 to December 1991. From April 1982 through November 1989, Mr. Spera has held various accounting positions with New Claridge and Old Claridge. Prior to joining New Claridge, he spent three years with the accounting firm of KPMG Peat Marwick LLP.

        Mr. Britton has served as Executive Vice President of the Corporation since June 1994, and as Executive Vice President and General Manager of New Claridge since February 1994. He served as a Vice President of the Corporation from June 1992 to June 1994, and as Executive Vice President of Operations of New Claridge from December 1992 to February 1994. He was Senior Vice President of Operations of New Claridge from December 1991 to December 1992, and Vice President of Casino Operations from June 1990 to November 1991. From July 1981 through June 1990, Mr. Britton has held various positions in both accounting and casino operations with New Claridge and Old Claridge.

        Mr. Tiano has served as Executive Vice President of the Corporation since June 1994, and as Executive Vice President of Operations of New Claridge since February 1994. He served as a Vice President of the Corporation from June 1992 to June 1994. Mr. Tiano was Executive Vice President of Administration of New Claridge from December 1992 to February 1994, Senior Vice President of Administration of New Claridge from December 1991 to December 1992, Vice President of Administration from September 1986 to December 1991, and Director of Human Resources from June 1984 to September 1986. Prior to joining New Claridge, he was Assistant Director of Human Resources for the Institute of Scientific Information of Philadelphia, Pennsylvania from 1972 to 1984.

        Mr. Lillie has served as Vice President of the Corporation since June 1992, and as Vice President of Public Affairs of New Claridge since February 1990. He was Vice President of Marketing Communications of New Claridge from April 1985 to February 1990, Director of Public Relations from March 1982 to January 1983, and Training Manager from November 1980 to February 1982. From February 1983 to April 1985, Mr. Lillie was employed as the Director of Public Relations of the Tropicana Hotel and Casino in Atlantic City.

        Mr. Bellis has served as Vice President, General Counsel and Secretary to the Corporation since August 1993. He also has served as Senior Vice President and General Counsel of New Claridge since February 1994, as Vice President and General Counsel of New Claridge from September 1992 to February 1994, and as Secretary of New Claridge since August 1993. Previously, from May 1985 to August 1992, Mr. Bellis was Corporate Counsel and Secretary to Inductotherm Industries, Inc., Rancocas, New Jersey. During 1984 and 1985, Mr. Bellis was Associate General Counsel for New Claridge. Prior to joining New Claridge, he was a Deputy Attorney General in the New Jersey Division of Criminal Justice in the State Attorney General's office.

        Further information regarding the directors and certain executive officers of the Corporation and/or New Claridge is incorporated by reference to the information contained under the caption "Voting" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 1995.

Item 11. EXECUTIVE COMPENSATION

        Information contained under the caption "Executive Compensation" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 1995 is incorporated herein by reference.

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

        As of December 31, 1994 there were no beneficial owners of more than 5% of the Corporation's Class A Stock.

        On February 12, 1992, the Corporation's Board of Directors approved a Long Term Incentive Plan which provided for the grant to certain key officers of the Corporation and/or New Claridge of the 273,938 shares which were held as treasury shares by the Corporation. These shares were issued to the key employees upon approval by the Commission on April 15, 1992, and upon receipt the transfer of, and right to continue to hold the shares, are subject to certain vesting restrictions.

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

                    10(ak) Form of Collateral Trust Agreement among the Corporation, New Claridge, the Partnership and the Collateral Trustee. Incorporated by reference to
                            Exhibit 4.4 to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33- 71550) dated January 18, 1994.

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

                    10(au) Copy of Land Option Agreement between The Claridge at Park Place, Incorporated and Robert Schiff dated March 21, 1994. Incorporated by reference to Exhibit 10(au) to Form 10-Q for the quarter ended March 31, 1994.

                    10(av) Copy of Land Option Agreement between The Claridge at Park Place, Incorporated and Abraham Schiff and Robert Schiff, t/a Schiff Enterprises dated March 21, 1994. Incorporated by reference to Exhibit 10(av) to Form 10-Q for the quarter ended March 31, 1994.

                    10(aw) Copy of Employment Agreement between James W. O'Brien and The Claridge at Park Place, Incorporated dated June 27, 1994. Incorporated by reference to
                            Exhibit 10(aw) to Form 10-Q for the quarter ended June 30, 1994.

                    10(ax)  Copy of Amended Employment Agreement between Robert
                            M. Renneisen and The Claridge at Park Place,
                            Incorporated dated February 6, 1995.

                    10(ay)  Copy of Amended Employment Agreement between Albert
                            T. Britton and The Claridge at Park Place,
                            Incorporated dated February 6, 1995.

                    10(az)  Copy of Amended Employment Agreement between Peter
                            F. Tiano and The Claridge at Park Place,
                            Incorporated dated February 6, 1995.

                    10(ba)  Copy of Amended Employment Agreement between Raymond
                            A. Spera and The Claridge at Park Place,
                            Incorporated dated February 6, 1995.

                    10(bb) Copy of Supplemental Executive Retirement Plan of The Claridge at Park Place, Incorporated effective January 1, 1994.

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


                                          CLARIDGE HOTEL AND CASINO CORPORATION



Dated:  March 28, 1995                            By:/s/ ROBERT M. RENNEISEN
----------------------                            --------------------------
                                                         Robert M. Renneisen
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                   Capacity                                        Date
        ----------                                   --------                                        -----

 /s/ DAVID W. BRENNER                                Chairman, Director                          March 28, 1995
---------------------
David W. Brenner

 /s/ ROBERT M. RENNEISEN                             President, Director                         March 28, 1995
------------------------                             (Chief Executive Officer)
Robert M. Renneisen

 /s/ JAMES W. O'BRIEN                                Director                                    March 28, 1995
---------------------
James W. O'Brien

 /s/ A. BRUCE CRAWLEY                                Director                                    March 28, 1995
---------------------
A. Bruce Crawley

 /s/ MARK H. SAYERS                                  Director                                    March 28, 1995
-------------------
Mark H. Sayers

 /s/ SHANNON L. BYBEE                                Director                                    March 28, 1995
---------------------
Shannon L. Bybee

 /s/ JAMES M. MONTGOMERY                             Director                                    March 28, 1995
------------------------
James M. Montgomery

 /s/ RAYMOND A. SPERA                                Executive Vice President                    March 28, 1995
---------------------                                (Chief Financial Officer/
Raymond A. Spera                                      Treasurer)



           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




                                                                Page
                                                             Reference In
                                                               Report on
                                                               Form 10-K
                                                             -------------
Independent Auditors' Report .................................   F-2

Consolidated Balance Sheets at December 31, 1994 and 1993 ....   F-3

Consolidated Statements of Operations and Accumulated Earnings
  (Deficit) for the Years Ended December 31, 1994, 1993 and
  1992 .......................................................   F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993 and 1992 ...........................   F-5

Notes to Consolidated Financial Statements ...................   F-7

Financial Statement Schedule:

         Schedule VIII - Valuation and Qualifying Accounts ...   F-27


         All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          Independent Auditors' Report


The Board of Directors and Stockholders
The Claridge Hotel and Casino Corporation:


We have audited the consolidated financial statements of The Claridge Hotel and Casino Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Claridge Hotel and Casino Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                          KPMG Peat Marwick LLP
Short Hills, New Jersey
March 3, 1995

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1994 and 1993
                             (dollars in thousands)

                                                                                     1994          1993
                                                                                   ---------    ---------
Assets
Current Assets:
        Cash and cash equivalents ..............................................   $  37,244        5,193
        Receivables, net (including $13,656 and $12,176 in 1994
          and 1993, respectively, due from Partnership) (note 3) ...............      16,888       13,339
        Inventories ............................................................         324          423
        Prepaid expenses and other current assets ..............................       7,825        3,781
                                                                                   ---------    ---------
               Total current assets ............................................      62,281       22,736
                                                                                   ---------    ---------

Gaming equipment ...............................................................      19,852       14,436
        Less accumulated depreciation ..........................................     (11,189)     (10,211)
                                                                                   ---------    ---------
               Net gaming equipment ............................................       8,663        4,225
                                                                                   ---------    ---------

Long-term receivables due from Partnership (note 3) ............................     114,244      115,494
Deferred charges at cost, less accumulated amortization ........................       4,140          651
Other assets (note 4) ..........................................................       1,470        3,232
                                                                                   ---------    ---------
                                                                                   $ 190,798      146,338
                                                                                   =========    =========
Liabilities and Stockholders' Equity
Current Liabilities:
        Accounts payable .......................................................   $   2,782        2,509
        Loan from the Partnership (note 6) .....................................       3,600        3,600
        Other current liabilities (note 7) .....................................      30,621       28,161
                                                                                   ---------    ---------
               Total current liabilities .......................................      37,003       34,270
                                                                                   ---------    ---------

Long-term debt (note 8) ........................................................      85,000       35,259
Deferred rent due to Partnership (note 12) .....................................      33,133       36,342
Deferred income taxes (note 11) ................................................       8,199        6,103
Other noncurrent liabilities (note 9) ..........................................      20,000       20,000

Commitments and contingent liabilities (notes 12 and 13)

Stockholders' equity (notes 15 and 16):
        Common stock
          Class A, par value $.001, authorized and
            issued 5,062,500 shares ............................................           5            5
        Additional paid-in capital .............................................       5,048        5,048
        Accumulated earnings ...................................................       2,410        9,311
        Treasury stock, 8,218 and 73,963 Class A shares at
          cost in 1994 and 1993, respectively ..................................         -0-          -0-

               Total stockholders' equity ......................................   ---------    ---------
                                                                                       7,463       14,364
                                                                                   ---------    ---------
                                                                                   $ 190,798      146,338
                                                                                   =========    =========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Accumulated Earnings (Deficit)
              For the Years Ended December 31, 1994, 1993 and 1992
                      (in thousands except per share data)

                                                           1994         1993        1992
                                                           ----         ----        ----
Revenue:
        Casino ......................................   $ 156,159      154,615     146,357
        Hotel .......................................      10,962       11,416      11,121
        Food and beverage ...........................      18,346       18,597      18,971
        Interest from the Partnership ...............      17,906       17,974      18,774
        Interest, other .............................       1,519          168         157
        Other .......................................       2,547        2,913       3,625
                                                        ---------    ---------   ---------
                                                          207,439      205,683     199,005
        Less promotional allowances (note 10) .......      16,684       16,011      16,801
                                                        ---------    ---------   ---------

            Net revenues ............................     190,755      189,672     182,204
                                                        ---------    ---------   ---------

Costs and expenses:
        Casino ......................................      89,077       81,657      74,348
        Hotel .......................................       3,141        3,228       3,162
        Food and beverage ...........................      10,352       10,284       9,244
        Other .......................................       3,615        3,923       5,106
        Rent expense to the Partnership (note 12) ...      36,219       34,580      34,658
        Rent expense, other (note 12) ...............       1,531        1,645       1,776
        General and administrative ..................      28,807       26,951      25,026
        Gaming taxes ................................      12,443       12,360      11,669
        Reinvestment obligation expenses (note 4) ...       1,972          665         977
        Provision for uncollectible accounts ........         492          207         554
        Depreciation and amortization ...............       2,444        1,445       1,321
        Interest expense, other .....................       9,956        4,173       4,240
                                                        ---------    ---------   ---------

            Total costs and expenses ................     200,049      181,118     172,081
                                                        ---------    ---------   ---------

Income (loss) before income taxes ...................      (9,294)       8,554      10,123
Income tax expense (benefit) (note 11) ..............      (2,393)       3,422       4,075
                                                        ---------    ---------   ---------
Net income (loss) ...................................      (6,901)       5,132       6,048
                                                        ---------    ---------   ---------

Accumulated earnings (deficit) at beginning of period       9,311        4,179      (1,869)
                                                        ---------    ---------   ---------

Accumulated earnings at end of period ...............   $   2,410        9,311       4,179
                                                        =========    =========   =========

Net income (loss) per share (note 2(h)) .............   $   (1.37)        1.02        1.21
                                                        =========    =========   =========





          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)




                                                       1994         1993        1992
                                                       ----         ----        ----

Cash Flows from Operating Activities:
        Net income (loss) ........................   $ (6,901)      5,132       6,048
        Adjustments to reconcile net income (loss)
          to net cash provided by (used in)
          operating activities:

          Depreciation and amortization ..........      2,444       1,445       1,321
          Deferred rent to the Partnership .......     (3,209)     (3,183)     (2,884)
          Deferred interest receivable and
            discount from the Partnership ........     (1,154)     (1,004)       (873)
          Reinvestment obligation expenses .......      1,972         665         977
          (Gain) loss on disposal of assets ......         87         (52)        (18)
          Deferred income taxes - noncurrent .....      2,096       1,154       1,339

          Change in assets and liabilities:
            Receivables, net, excluding
             current portion of long-term
             receivables .........................     (2,044)        (36)      1,036
            Inventories ..........................         99        (131)         (7)
            Prepaid expenses and other
             current assets excluding current
             portion of reinvestment obligation
             credit ..............................     (3,129)       (722)        124
            Accounts payable .....................        273         659         248
            Other current liabilities ............      2,460       1,513      (1,235)
                                                     --------    --------    --------


Net cash flows provided by (used in)
        operating activities .....................     (7,006)      5,440       6,076
                                                     --------    --------    --------








          See accompanying notes to consolidated financial statements.
                                   Continued

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Cont'd.)
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)



                                                               1994        1993        1992
                                                               ----        ----        ----

Cash Flows from Investing Activities:
        Increase in deferred charges ....................   $ (4,069)       (529)       (230)
        Additions to gaming equipment ...................     (6,464)     (1,535)     (1,281)
        Additions to other assets, net ..................     (1,125)     (1,946)     (1,296)
        Proceeds from disposition of property ...........         75          53          87
        Increase in long-term receivables ...............     (9,610)     (3,287)     (2,295)
        Receipt of long-term receivables ................     10,509       9,481       8,625
                                                            --------    --------    --------

Net cash flows provided by (used in) investing activities    (10,684)      2,237       3,610
                                                            --------    --------    --------

Cash Flows from Financing Activities:
        Proceeds from issuance of long-term debt ........     85,000         -0-         -0-
        Payment of long-term debt .......................    (33,559)     (7,942)    (10,566)
        Payment of revolving credit line
           borrowings ...................................     (9,325)    (21,900)     (6,000)
        Increase in revolving credit line
           borrowings ...................................      7,625      22,600       7,000
                                                            --------    --------    --------

Net cash flows provided by (used in) financing activities     49,741      (7,242)     (9,566)
                                                            --------    --------    --------

Increase in cash and cash equivalents ...................     32,051         435         120

Cash and cash equivalents at beginning
  of period .............................................      5,193       4,758       4,638
                                                            --------    --------    --------

Cash and cash equivalents at end of period ..............   $ 37,244       5,193       4,758
                                                            ========    ========    ========

Supplemental cash flow disclosures:
        Interest paid ...................................   $  5,365       3,741       3,808
                                                            ========    ========    ========

        Income taxes paid ...............................   $    181       1,393       2,841
                                                            ========    ========    ========








          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.      THE CORPORATION

a)      Organization

        The Claridge Hotel and Casino Corporation (the "Corporation"), was formed on August 26, 1983 to hold all of the shares of capital stock of The Claridge at Park Place, Incorporated ("New Claridge"), which was formed on August 29, 1983. On October 31, 1983, New Claridge acquired certain assets of The Claridge Hotel and Casino (the "Claridge"), including gaming equipment (the "Casino Assets"), from Del E. Webb New Jersey, Inc. ("DEWNJ"), a wholly-owned subsidiary of Del Webb Corporation ("Webb"); leased certain other of the Claridge's assets, including the buildings, parking facility and non-gaming, depreciable, tangible property of the Claridge (the "Hotel Assets"), from Atlantic City Boardwalk Associates, L.P. (the "Partnership"); subleased the land on which the Claridge is located from the Partnership; assumed certain liabilities related to the acquired assets; and undertook to carry on the business of the Claridge Casino Hotel, a facility operating in Atlantic City, New Jersey.

b)      Recent Business Developments

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

        A portion of the net proceeds of $82.2 million was used as follows:

       (i) to repay in full the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement;

       (ii) to fund the cost of a 12,000 square foot expansion of New Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)


b)      Recent Business Developments (cont'd)

      (iii) the acquisition of an adjacent parcel of land, to be used for the construction of a self- parking facility. In March 1994, New Claridge acquired options to purchase for $7,500,000 two parcels of property adjacent to its existing valet-parking facility. On June 6, 1994, New Claridge exercised these options, and deposited $400,000 with the Title Company of Jersey, to be held in escrow until settlement. In an effort to ensure that site preparation and construction of the self-parking facility could commence as soon as possible, New Claridge purchased an assignment of National Westminster Bank NJ's first mortgage interest in the property on November 3, 1994 for $2,040,000, which is included in other receivables at December 31, 1994. These acquisitions gave New Claridge control of the property as of November 16, 1994. The first mortgage interest was satisfied by the Mortgagor at settlement, which occurred on January 5, 1995.

        The balance of the net proceeds from the offering of the Notes are expected to be used as follows:

       (i)  the construction of the self-parking facility;

       (ii) the possible purchase of the Contingent Payment (see Note 9, Other Non-Current Liabilities) granted in 1989 and now held in a trust for the benefit of the United Way of Arizona. The Corporation is currently negotiating to purchase the Contingent Payment, for substantially less than face value, from the trustee for the United Way of Arizona. The Corporation previously offered to purchase the Contingent Payment for $10 million, but that offer was not accepted. Negotiations between the trustee for the United Way of Arizona and the Corporation are continuing; and

      (iii) the potential expansion of the Corporation's activities into emerging gaming markets. On March 16, 1994, Claridge Gaming Incorporated ("CGI") was formed as a wholly-owned subsidiary of the Corporation for the purpose of developing gaming opportunities in other jurisdictions.

c)      1989 Restructuring

        On October 27, 1988, the parties with an economic interest in the Corporation and New Claridge, including the banks holding the First Mortgage (the "First Mortgage Lenders"), entered into an agreement to restructure the financial obligations of the Corporation and New Claridge (the "Restructuring Agreement"). Had the Corporation not entered into the Restructuring Agreement, New Claridge probably would not have been relicensed by the New Jersey Casino Control Commission (the "Commission") for the license period beginning October 31, 1988 and ending October 31, 1989, and would have had to consider filing for bankruptcy protection. The Restructuring Agreement by its terms was subject to approval by at least two-thirds in interest of the limited partners of the Partnership and the holders of at least two-thirds of the Class A Stock of the Corporation. These approvals were received, and the restructuring was consummated in June 1989. The restructuring resulted in (i) a reorganization of the ownership interest in the

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



c)      1989 Restructuring (cont'd.)

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

        In connection with the restructuring, Webb agreed to grant those investors in the Corporation and the Partnership ("Releasing Investors") from whom Webb had received written releases from all liabilities rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 81% in interest of the investors provided releases and became Releasing Investors. Payments to Releasing Investors are to be made in accordance with the following schedule of priorities:

       (i) Releasing Investors would receive 81% of the first $10 million of any net proceeds from operations or a sale or a refinancing of the Claridge facility pursuant to an agreement executed within five years ("Five-Year Payments") after the restructuring (i.e., the sum obtained by multiplying the lesser of $10 million of, or the total of, any Five-Year Payments by 81%, with the balance of any such funds to be applied against the Contingent Payment), and

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)


c)      1989 Restructuring (cont'd)

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


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)  Basis of Presentation

            The consolidated financial statements are prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, New Claridge and CGI. All material intercompany accounts and transactions have been eliminated in consolidation.

            The separate financial statements of New Claridge, which is a guarantor of the Notes, are not included because the aggregate assets, liabilities, earnings and equity of New Claridge are substantially equivalent to the assets, liabilities, earnings and equity of the Corporation on a consolidated basis, and because the separate financial statements and other disclosures concerning New Claridge are not deemed material to holders of Notes. There are no separate financial statements for CGI, which is the only other subsidiary of the Corporation and is not a guarantor of the Notes.

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

        c)  Casino Receivables and Revenues

            Credit is issued to certain casino customers and the Corporation records all unpaid credit as casino receivables on the date the

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

        f)  Deferred Charges

            Deferred charges primarily relate to the January 31, 1994 issuance of the Notes. These charges, which totalled approximately $3.7 million, are being amortized over the term of the Notes. Accumulated amortization of these charges as of December 31, 1994 was $428,000.

        g)  Income Taxes

            Deferred income taxes are provided for temporary differences between financial statement reporting and income tax reporting for rent levelling provisions, asset basis differences, and various other expenses recorded for financial statement purposes.

        h)  Earnings Per Share

            Earnings per share is calculated based on the weighted average shares outstanding (5,035,819 for the year ended December 31, 1994, 5,030,078 for the year ended December 31, 1993, and 4,983,696 for the year ended December 31, 1992).

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



3.      RECEIVABLES

        Receivables at December 31, 1994 and 1993 consist of the following:


        Current Receivables                                                                    1994            1993
        ------------------                                                                     ----            ----
                                                                                                 (in thousands)
                  Casino, less allowance for uncollectible accounts
                    of $1,411,000 and $1,243,000 at
                    December 31, 1994 and 1993, respectively                                $    394              707
                  Hotel, less allowance for uncollectible accounts
                    of $20,000 and $26,000 at December 31,
                    1994 and 1993, respectively                                                  112              263
                  Interest receivable due from the Partnership                                 1,448            1,444
                  Current portion Expandable Wraparound
                    Mortgage due from the Partnership                                          9,000            8,000
                  Current portion of FF&E Promissory notes                                     1,251              975
                  Current portion of Expansion/Construction
                    promissory note                                                            1,763            1,534
                  Other, less allowance for uncollectible accounts
                    of $14,000 and $13,000 at December 31, 1994
                    and 1993, respectively                                                     2,920              416
                                                                                            --------          -------
                                                                                            $ 16,888           13,339
                                                                                            ========          =======

         At December 31, 1994, other receivables includes approximately $2.5 million representing the escrow deposit and first mortgage interest in the adjacent parcel of land which will be used to construct a self-parking facility (see Note 1 (b), "Recent Business Developments").




        Long-Term Receivables                                                                  1994            1993
        ---------------------                                                                  ----            ----
                                                                                                 (in thousands)
                  $127,000,000 Expandable Wraparound Mortgage 14%, maturities through September 30, 2000 (net of $11,141,000 discount and
                    $12,295,000 discount at
                    December 31, 1994 and 1993, respectively)                               $ 71,859           79,705
                  Deferred interest receivable, due
                    September 30, 2000                                                        20,000           20,000
                  FF&E promissory notes, 14%                                                  15,863            7,504
                  Expansion/Construction promissory note, 14%                                  6,522            8,285
                                                                                            --------          -------

                                                                                            $114,244          115,494
                                                                                            ========          =======

         The Expandable Wraparound Mortgage Loan Agreement ("Expandable Wraparound Mortgage") was executed and delivered by the Partnership to New Claridge and is secured by all property of the Partnership. As part of the agreement, New Claridge will service the

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



3.       RECEIVABLES (cont'd.)

         First Mortgage and the Partnership's debt under the Purchase Money Second Mortgage indebtedness (note 8). $20 million in interest was deferred between 1983 and 1988 and will be due upon maturity. Principal payments required under the Expandable Wraparound Mortgage commenced in 1988.

         The Expandable Wraparound Mortgage also includes a provision whereby New Claridge will loan the Partnership up to $25 million in the form of FF&E promissory notes, secured under the Expandable Wraparound Mortgage, for the purchase of property and equipment. One half of the principal is due in 48 months and the remaining balance is due 60 months from the date of the respective FF&E promissory note. During the year ended December 31, 1995, $1,251,000 of principal payments will become due. In connection with the offering of $85 million of Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

         In 1986, the Expandable Wraparound Mortgage was increased up to $17 million to provide the Partnership with funding for the construction of an expansion. Effective on the date that the expansion opened to the public (August 28, 1986), the Partnership commenced making level monthly payments of principal and interest so as to repay on September 30, 1998, in full, the principal balance of this increase in the Expandable Wraparound Mortgage. The Expandable Wraparound Mortgage was amended to require, in addition to the above, principal payments (in equal monthly installments) due during the years 1988 through 1998 in escalating amounts totalling $80 million and on September 30, 2000 a balloon payment of $67 million which includes $20 million of deferred interest.

4.       OTHER ASSETS

         The Casino Control Act (the "Act") provides for the imposition of an investment obligation, calculated at 1.25% of the total revenues from gaming operations, less the provision for uncollectible accounts. If a casino licensee opts not to make the investment as required, it is assessed an alternative tax of 2.5% of total gaming revenues less the provision for uncollectible accounts. The licensee can satisfy its obligation by making a direct investment in a project approved by the Casino Reinvestment Development Authority ("CRDA"), the agency responsible for administering this portion of the Act, or it can buy bonds issued by the CRDA. These bonds bear interest at two-thirds of market rates, as set forth in the Act.

         New Claridge has opted to deposit its reinvestment obligation funds with the State Treasurer. Through December 31, 1994, the Corporation has deposited $13,920,000 of which $2,277,000 has been used to purchase bonds issued by the CRDA. Since interest on these

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



4.       OTHER ASSETS (cont'd.)

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

         In the third quarter of 1994, New Claridge made donations to the CRDA of funds, totalling $3,831,000 which had previously been deposited with the State Treasurer. In exchange for these donations, New Claridge received credits from the CRDA equal to 51% of the donations, to be applied to satisfy portions of the reinvestment obligations commencing after the date of the donations. As of December 31, 1994, $915,000 of these credits remained available, and are included in other current assets.

5.       WORKING CAPITAL LOANS

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

6.       LOAN FROM THE PARTNERSHIP

         In accordance with the terms of the Restructuring Agreement, on June 16, 1989 the Partnership loaned to New Claridge $3.6 million, which represented substantially all cash and cash equivalents remaining in the Partnership other than funds needed to pay expenses

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



6.       LOAN FROM THE PARTNERSHIP (cont'd.)

         incurred through the closing of the Restructuring. This loan is evidenced by an unsecured promissory note and is not due and payable until such time as the full or partial satisfaction of the Expandable Wraparound Mortgage and the First Mortgage has been made in connection with a refinancing or sale of all or a partial interest in the Claridge.

         Interest which accrues at 12% per annum is payable in full upon maturity. As of December 31, 1994, such interest, which is included in other current liabilities, amounted to $2,394,000.


7.       OTHER CURRENT LIABILITIES

         Other current liabilities at December 31, 1994 and 1993 consist of the following:

                                                                                           1994            1993
                                                                                           ----            ----
                                                                                              (in thousands)

             Deferred rent, current                                                       $15,078           15,078
             Accrued payroll and related benefits                                           5,625            6,245
             Accrued interest, Notes                                                        4,161              -0-
             Auto/General insurance reserves                                                1,149            1,404
             Accrued interest due to Partnership                                            2,394            1,962
             Other current liabilities                                                      2,214            3,472
                                                                                          -------           ------
                                                                                          $30,621           28,161
                                                                                          =======           ======

         The amount of deferred rent as of December 31, 1994 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)


8.       LONG-TERM DEBT

         Long-term debt at December 31, 1994 and 1993 consists of the following:


                                                            1994           1993
                                                            ----           ----
                                                             (in thousands)

        11 3/4% Notes, due 2002                            $85,000           -0-
        First Mortgage Note, prime plus 4%,
        effective April 1, 1993                                -0-        33,559
        Revolving line of credit                               -0-         1,700
                                                           -------        ------
                                                           $85,000        35,259
                                                           =======        ======

         On January 31, 1994, the Corporation completed an offering of $85 million of Notes due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994. A portion of the net proceeds of $82.2 million was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's revolving credit line arrangement was terminated.

         Beginning in 1995, and annually thereafter, the Corporation will be required to make an offer ("Excess Cash Offer"), to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the indenture governing the Notes (the "Indenture")), from the preceding year. If less than $5 million is available to make such purchases (i.e., if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1994, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1995.

         In addition, if construction for the self-parking garage or equivalent facility has not commenced by December 31, 1995, the Corporation is required under the terms of the Indenture to make an offer (the "Parking Garage Funds Offer") within 30 days of such date to all holders of Notes to purchase the maximum principal amount of Notes that

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



8.       LONG-TERM DEBT (cont'd.)

         may be purchased with $24 million, at an offer price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. Pursuant to the terms of the Indenture, construction shall be deemed to have commenced when (i) all necessary approvals to commence the construction have been obtained, and (ii) demolition or other physical work below street grade for the project shall have commenced. In March 1995, the Corporation received final site approval for the proposed garage from the Atlantic City Zoning Board; no other approvals are required to complete the garage project. In addition, demolition of the structure previously located on the site is substantially complete. As a result, the Corporation believes it will not be required to make an offer to purchase Notes pursuant to the Parking Garage Funds Offer.

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

9.       OTHER NONCURRENT LIABILITIES

         Pursuant to the Restructuring Agreement, Webb retained an interest, which was assigned to the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



9.       OTHER NONCURRENT LIABILITIES (cont'd.)

         ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan ("Contingent Payment"), which amount is payable under certain circumstances. Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of December 31, 1994, accrued interest would have amounted to approximately $29 million.


10.      PROMOTIONAL ALLOWANCES

         The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 1994, 1993 and 1992 has been allocated to casino expenses as follows (in thousands):

                                                                      1994                 1993              1992
                                                                      ----                 ----              ----

                  Hotel                                             $ 2,570                2,251              1,972
                  Food and beverage                                   9,864                9,650              9,936
                  Entertainment                                         737                  667                981
                                                                    -------               ------             ------

                       Total                                        $13,171               12,568             12,889
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

         Effective January 1, 1993, the Corporation adopted Statement No. 109 on a prospective basis. There was no effect on the Corporation's statement of operations for the year ended December 31, 1993 as a result of the adoption of Statement No. 109.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)


11.      INCOME TAXES (cont'd.)

         The provision for income taxes is comprised of the following (in thousands):

                                                                      1994                  1993              1992
                                                                      ----                  ----              ----
         Current:
           Federal                                                  $(4,175)               1,928              2,325
           State                                                       (314)                 340                411
         Deferred                                                     2,096                1,154              1,339
                                                                     ------                -----              -----

                                                                    $(2,393)               3,422              4,075
                                                                    =======                =====              =====


         The provision for income taxes differs from the amount computed at the statutory rate as follows (in thousands):


                                                                       1994                 1993               1992
                                                                       ----                 ----               ----

         Computed "expected" tax expense                            $(3,160)               2,908              3,442
         Increase (reduction) in income taxes
           resulting from:
           Change in the valuation allowance                            422                  -0-                -0-
           State income tax, net of federal
             income tax benefit                                        (558)                 514                633
           Meals and entertainment                                      579                  -0-                -0-
           Other permanent differences                                  324                  -0-                -0-
                                                                     ------               ------             ------

                                                                    $(2,393)               3,422              4,075
                                                                     ======                =====              =====



           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)


11.      INCOME TAXES (cont'd.)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below (in thousands):

                                                              1994                 1993
                                                              ----                 ----
        Deferred tax assets:
        State net operating loss                              $    422               -0-
        Rent leveling                                           12,717            14,015
        Accrued expenses                                         1,491             1,373
        Other                                                      233               606
                                                             ---------         ---------
                Total gross deferred tax assets                 14,863            15,994
                Less valuation allowance                          (422)              -0-
                                                             ---------         ---------
                Net deferred tax assets                         14,441            15,994
                                                             ---------         ---------
       Deferred tax liabilities:
        Gaming equipment, due to differences in
         depreciation                                             (907)             (699)
        Difference between book and tax basis of
         Expandable Wraparound Mortgage receivable             (20,007)          (19,574)
        Difference between book and tax basis of
         receivables                                            (1,705)           (1,772)
        Other                                                      (21)              (52)
                                                             ---------         ---------
              Total gross deferred tax liabilities             (22,640)          (22,097)
                                                             ---------         ---------

              Net deferred tax liability                     $  (8,199)           (6,103)
                                                             =========         =========



         The net change in the valuation allowance for the year ended December 31, 1994 was an increase of $422,000. No valuation allowance was provided on deferred tax assets as of December 31, 1993 since management believed that it was more likely than not that such assets would be realized through the reversal of existing deferred tax liabilities and future taxable income.

         The Corporation recorded an income tax benefit of $2,393,000 for the year ended December 31, 1994 which represents the tax refund expected from the carryback of Federal net operating losses net of increased deferred tax credits. As of December 31, 1994, the current portion of the income tax benefit of approximately $4.2 million is included in other current assets.

         The principal items comprising the deferred tax provision in 1994 included rent levelling of $1,280,000, Expandable Wraparound Mortgage discount expense of $460,000, bad debt expense of ($80,000) and depreciation expense of $200,000.

         The principal items comprising the deferred tax provision in 1993 included rent levelling of $1,270,000, Expandable Wraparound Mortgage

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



11.      INCOME TAXES (cont'd.)

         discount expense of $402,000, bad debt expense of $42,000, and income related to debt forgiveness of ($520,000).

         The principal items comprising the deferred tax provision in 1992 included rent levelling of $1,150,000, Expandable Wraparound Mortgage discount expense of $350,000, reversal of progressive jackpot liability of $615,000, bad debt expense of ($66,000), and income related to debt forgiveness of ($678,000).

         As a result of the restructuring in 1989, the amount of debt forgiven resulted in the loss or reduction of various tax attributes including tax operating loss carryforwards of $30,400,000, unused tax credits of $1,041,000 and reduction in tax basis of assets by $89,178,000. As a result of the reduction in tax basis of assets, cash payments for income taxes will significantly exceed income tax expense for financial statement purposes in future years. The above amounts have been adjusted to reflect settlements of the Internal Revenue Service ("IRS") audits of the years 1983 through 1987. The IRS is currently conducting an audit of the Corporation's federal income tax returns for the years 1990 and 1991. The Corporation believes the results of the audit will not have a material adverse effect on the consolidated financial statements.

12.      OPERATING LEASE

         New Claridge leases the Hotel Assets and the land on which the Claridge is located from the Partnership under an Operating Lease for an initial lease term of 15 years with three 10- year renewal options. If New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 for the lease year commencing October 1, 1998 through September 30, 1999 and, subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. New Claridge is also required to pay as additional rent amounts including certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements, and the general and administrative costs of the Partnership. Under the terms of the Operating Lease, New Claridge has an option to purchase, on September 30, 1998 and, if it renews the Operating Lease, on September 30, 2003, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)


12.      OPERATING LEASE (cont'd.)

         Minimum future basic lease payments under the initial term of the Operating Lease, as amended, as of December 31, 1994 (net of expected abatements, as discussed below) are as follows (in thousands):

                  1995                             $ 31,693
                  1996                               31,420
                  1997                               40,077
                  1998                               32,531
                                                  ---------
                  Total Minimum                    $135,721
                                                  =========

         Also, additional rent payments are required based upon fixed assets purchased by the Partnership (the FF&E Replacements, Note 3) and then leased to New Claridge. For the years ended December 31, 1994, 1993 and 1992, expense resulting from the Operating Lease amounted to $36,219,000, $34,580,000 and $34,658,000, respectively, of which
         ($3,209,000), ($3,183,000) and ($2,884,000) of rental expense is attributable to the requirement under Statement of Financial Accounting Standards No. 13 to provide a level rent expense for those leases with escalating payments. Under terms of the Operating Lease, the Partnership is responsible for taxes, assessments, insurance, maintenance and repairs and other costs related to use and occupancy of the Hotel Assets.

         New Claridge entered into an Expansion Operating Lease Agreement with the Partnership whereby New Claridge leased the expansion facility for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount is adjusted based on the Consumer Price Index but any increase may not exceed two percent per annum. Basic annual rent for 1994, 1993, and 1992 amounted to $4,534,000, $4,445,000, and
         $4,358,000, respectively. If the term of the Expansion Operating Lease is extended, basic annual rent will be calculated pursuant to a formula, with such rent not to be more than $3,000,000 nor less than $2,500,000 and not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

         New Claridge is also required to pay as additional rent certain expenses and the debt service relating to Furniture, Fixture and Equipment Replacements and building improvements (collectively "Expansion FF&E Replacements") for the expanded facility. The Partnership will be required during the entire term of the Expansion Operating Lease to provide New Claridge with Expansion FF&E Replacements and until September 30, 1998, will be required to provide facility maintenance and engineering services to New Claridge. New Claridge will be obligated to lend the Partnership any amounts necessary to fund the cost of Expansion FF&E Replacements. Any advances by New Claridge for the foregoing will be secured under the Expandable

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



12.      OPERATING LEASE (cont'd.)

         Wraparound Mortgage. New Claridge will have the option to purchase, on September 30, 1998 and, if it renews the Expansion Operating Lease, on September 30, 2003, the expansion facility (including air rights) for their fair market value at the time the option is exercised.

         Effective with the consummation of the restructuring in June 1989, the Operating Lease Agreement and the Expansion Operating Lease Agreement were amended to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent payable through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of basic rent allowable under the Operating Lease of $15,078,000 was reached. On August 1, 1991, the Operating Lease Agreement and Expansion Operating Lease Agreement were further amended to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. As of December 31, 1994, $20.9 million of basic rent had been abated.

         Effective with the closing of the Restructuring on June 16, 1989, lease expense recognized on a level basis is reduced prospectively, from the use of a revised schedule of rent levelling relative to the abatement of certain rents beginning in 1992.

         If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

         New Claridge also leases supplemental office, warehouse, and surface parking spaces in nearby lots. For the years ended December 31, 1994, 1993, and 1992, operating lease expense for these facilities amounted to $1,531,000, $1,645,000 and $1,776,000, respectively. The minimum future lease payments due under these leases total $1,297,000 in 1995, $784,000 in 1996, $756,000 in 1997, $736,000 in 1998, and $739,000 in
         1999.

         On March 8, 1991, New Claridge entered into an operating lease agreement to lease certain computer equipment. For the years ended December 31, 1994, 1993 and 1992, operating lease expense for the computer equipment amounted to $77,000, $308,000, and $308,000, respectively. New Claridge had an option to acquire the equipment at the end of the lease term at the then fair market value of the equipment. This option was exercised on February 28, 1994.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)


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

14.      OTHER EVENTS

         On November 8, 1994, a casino management agreement (the "Casino Management Agreement") was executed between CGI and St. Petersburg Kennel Club, Inc. ("SPKC"), which owns a greyhound racetrack located in St. Petersburg, Florida. Pursuant to the Casino Management Agreement, which expires on December 31, 1997, CGI would receive fees for managing any casino entertainment facility authorized at SPKC's site. In November 1994, Florida voters rejected a ballot question which would have authorized up to 47 casinos in the state of Florida, including one at SPKC's St. Petersburg greyhound race track.

15.      RELATED PARTY TRANSACTIONS

         a. The Restructuring Agreement provided for Webb to retain an interest, which was assigned to the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or in the sale or refinancing of the Claridge facility in excess of the first mortgage loan. Webb was also entitled to retain a seat on the Board of Directors of the Corporation and New Claridge (a right it subsequently relinquished). Effective with the closing of the Restructuring on June 16, 1989, all or substantially all of the financial, contractual, ownership, guarantee and other relationships of the Corporation and New Claridge with Webb were terminated.

         b. The Partnership has a direct material interest in the Expandable Wraparound Mortgage Loan Agreement, the Operating Lease and the Expansion Operating Lease together with the amendments thereto as described in the preceding notes. The

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)



15.      RELATED PARTY TRANSACTIONS (cont'd.)

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

                  See footnote 1.c, "1989 Restructuring", for a summary of the transactions consummated pursuant to the terms of the Restructuring Agreement.

         c. In February 1992, the Corporation's Board of Directors adopted a Long-Term Incentive Plan (the "Plan") in which certain key employees of the Corporation and/or New Claridge participate. The Plan provides for the grant of the 273,938 shares of the Corporation's Class A stock, which were held as treasury shares of the Corporation, and for the issuance of 100 Equity Units. The aggregate value of the 100 Equity Units is equal to
                  5.41 percent of certain amounts as further defined in the Plan. Specified portions of the awarded treasury shares and Equity Units held by participants vest upon the attainment of specific goals as described in the Plan. The treasury shares and Equity Units fully vest upon a further restructuring or a change in control as defined in the Plan. Payment with respect to the Equity Units will only be made (a) upon the occurrence of a transaction in which substantially all of the assets and business operations of the Claridge entities are transferred to one or more entities in a merger, sale of assets or other acquisition-type transaction, (b) upon termination of employment of any participant in the Plan within one year after any change in control of the Corporation occurs, as defined in the Plan, or (c) if the Corporation pays dividends to its stockholders, if the Partnership makes distributions to its partners, or if the Corporation or the Partnership makes certain distributions under the Restructuring Agreement. On April 15, 1992, the Commission approved the Plan and the treasury shares were delivered to the participants. Upon the issuance of the Notes and the repayment in full of the Corporation's outstanding debt under the Loan Agreement, 25% of the shares and Equity Units awarded under the Plan vested. A participant is entitled to vote all awarded treasury shares whether or not vested in such shares.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Cont'd.)


15.      RELATED PARTY TRANSACTIONS (cont'd.)

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

16.      PARENT COMPANY INFORMATION

         The Corporation owns all of the outstanding common stock of New Claridge, which it purchased for $5,000,000. The balance sheet accounts of the Corporation as of December 31, 1994 and 1993 include the following:

                                                         1994           1993
                                                         ----           ----
                                                           (in thousands)

         Cash                                          $      2             -0-
         Investment in New Claridge                      87,206           5,000
         Other assets                                     7,219             457
                                                       --------        --------

                  Total assets                         $ 94,427           5,457
                                                       ========        ========

         Long-term debt                                $ 85,000             -0-
         Other liabilities                               17,517           6,030
         Stockholders' deficiency                        (8,090)           (573)
                                                       --------        --------
                 Total liabilities and
                    stockholders' deficiency           $ 94,427           5,457
                                                       ========        ========

         The Corporation's expenses for the years ended December 31, 1994, 1993 and 1992 amounted to $7,518,000, $599,000, and $611,000, respectively, including income tax benefit of $3,908,000, $-0-, and $-0-, respectively. These amounts represent the net loss of the Corporation for the respective periods before equity in the results of New Claridge. For the year ended December 31, 1994, New Claridge had net income of $617,000, as compared to net income of $5,731,000 and $6,659,000 for the years ended December 31, 1993 and 1992, respectively.

                                 SCHEDULE VIII





           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                  Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)



                                  Balance           Charged to             Charged to                                   Balance
                                 Beginning          Costs and                 Other                                    at End of
Description                       of Period          Expenses               Accounts            Deductions               Period
-----------                      ----------         ---------               ---------           -----------             --------

Year ended
December 31, 1994


Allowance for
Uncollectible Accounts                $1,282              492                   -0-                   329 (a)              1,445

Year ended
December 31, 1993

Allowance for
Uncollectible Accounts                $1,444              207                   -0-                   369 (a)              1,282

Year ended
December 31, 1992

Allowance for
Uncollectible Accounts                $1,278              554                   -0-                   388 (a)              1,444









(a)   Accounts written-off.

                               INDEX TO EXHIBITS



         Exhibit
         --------

         EX10(ax)          Copy of Amended Employment Agreement between Robert M. Renneisen and The
                           Claridge at Park Place, Incorporated dated February 6, 1995.

         EX10(ay)          Copy of Amended Employment Agreement between Albert T. Britton and The Claridge at Park Place, Incorporated dated February 6, 1995.

         EX10(az)          Copy of Amended Employment Agreement between Peter F. Tiano and The Claridge at
                           Park Place, Incorporated dated February 6, 1995.

         EX10(ba)          Copy of Amended Employment Agreement between Raymond A. Spera and The Claridge at Park Place, Incorporated dated February 6, 1995.

         EX10(bb)          Copy of the Supplemental Executive Retirement Plan of
                           The Claridge at Park Place, Incorporated effective
                           January 1, 1994.

         EX27              Financial Data Schedule