Form 10-Q
period 1995-03-31
CLARIDGE HOTEL & CASINO CORP
filed 1995-05-15
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT


   (Mark One)
    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 1995
                                            --------------------

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

                      Number of Shares Outstanding
                              May 1, 1995
                              -----------
Class A Stock                  5,054,282        (After deducting 8,218 shares of
                                                 Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I.              FINANCIAL INFORMATION


        Item 1.      Financial Statements

                     Introductory Notes to Consolidated
                     Financial Statements                                  3

                     Consolidated Balance Sheets at
                     March 31, 1995 and 1994 and
                     December 31, 1994                                     4

                     Consolidated Statements of Operations
                     for the three months ended March 31,
                     1995 and 1994                                         5

                     Consolidated Statements of Cash Flows
                     for the three months ended March 31,
                     1995 and 1994                                         6

                     Notes to Consolidated Financial
                     Statements                                            8


        Item 2.      Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                        12


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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



                         PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

Introductory Notes to Consolidated Financial Statements

    The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at March 31, 1995 and 1994 and December 31, 1994, and the results of its operations for the three months ended March 31, 1995 and 1994 and its cash flows for the three months ended March 31, 1995 and 1994. All adjustments made are of a normal recurring nature.

    Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

    The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)

                                                      March 31,          December 31,         March 31,
                                                        1995                 1994               1994
                                                      ---------          ------------         ---------
ASSETS
Current Assets:
  Cash and cash equivalents                           $ 30,215              37,244              46,626
  Receivables, net (including
    $14,403 and $12,355 at March 31,
    1995 and 1994, respectively
    and $13,656 at December 31,
    1994, due from the Partnership)                     14,689              16,888              13,145
  Other current assets                                   8,739               8,149               3,767
                                                      --------            --------            --------
       Total current assets                             53,643              62,281              63,538
                                                      --------            --------            --------

Land and land improvements                               8,100                 -0-                 -0-
Gaming equipment, net                                    8,240               8,663               4,335
Long-term receivables due from the
  Partnership (note 3)                                 111,896             114,244             115,655
Intangible assets and deferred charges                   4,493               4,140               3,805
Other assets                                             1,298               1,470               3,841
                                                      --------            --------            --------
                                                      $187,670             190,798             191,174
                                                      ========            ========            ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $  2,505               2,782               2,750
  Loan from the Partnership (note 5)                     3,600               3,600               3,600
  Other current liabilities (note 6)                    29,641              30,621              27,041
                                                      --------            --------            --------
                                                        35,746              37,003              33,391
                                                      --------            --------            --------

Long-term debt (note 7)                                 85,000              85,000              85,000
Deferred rent due to the Partnership                    32,417              33,133              34,966
Deferred income taxes (note 9)                           8,678               8,199               6,685
Other noncurrent liabilities (note 8)                   20,057              20,000              20,000
Stockholders' equity:
  Common stock                                               5                   5                   5
  Additional paid in capital                             5,048               5,048               5,048
  Accumulated earnings                                     719               2,410               6,079
  Treasury stock, 8,218 Class A Shares at $-0-
    cost at March 31, 1995 and December 31, 1994,
    respectively and 73,963 Class A shares at $-0-
    cost at March 31, 1994                                 -0-                 -0-                 -0-
                                                      --------            --------            --------
      Total stockholders' equity                         5,772               7,463              11,132
                                                      --------            --------            --------
                                                      $187,670             190,798             191,174
                                                      ========            ========            ========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 1995 and 1994
                      (in thousands except per share data)

                                                             1995          1994
                                                             ----          ----
Revenues:
    Casino                                                 $ 38,590       30,112
    Hotel                                                     1,974        2,159
    Food and beverage                                         4,429        3,758
    Interest from the Partnership                             4,398        4,402
    Interest, other                                             372          253
    Other                                                       507          618
                                                           --------      -------
                                                             50,270       41,302
    Less promotional allowances (note 2)                      3,523        3,510
                                                           --------      -------

         Net revenues                                        46,747       37,792
                                                           --------      -------

Costs and expenses:
    Casino                                                   21,647       18,632
    Hotel                                                       866          727
    Food and beverage                                         2,759        2,201
    Other                                                       703          884
    Rent expense to the Partnership                           9,485        8,732
    Rent expense, other                                         378          381
    General and administrative                                6,485        6,366
    Gaming taxes                                              3,082        2,402
    Reinvestment obligation expense                             523          130
    Provision for uncollectible accounts                         57          100
    Depreciation and amortization                               683          437
    Interest expense                                          2,605        2,186
                                                           --------      -------

         Total costs and expenses                            49,273       43,178
                                                           --------      -------


Loss before income taxes                                     (2,526)      (5,386)
Income tax benefit                                             (835)      (2,154)
                                                           --------      -------

Net loss                                                   $ (1,691)      (3,232)
                                                           ========      =======

Net loss per share (based on 5,054,282 and
  4,988,537 weighted average shares outstanding
  for the three months ended March 31, 1995
  and 1994, respectively)                                  $   (.33)        (.65)
                                                           ========      =======

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1995 and 1994
                                 (in thousands)

                                                               1995            1994
                                                               ----            ----
Cash flows from operating activities:
   Net loss                                                  $(1,691)         (3,232)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                            683             437
        Deferred rent to the Partnership                        (716)         (1,376)
        Deferred interest receivable and
          discount from the Partnership                         (314)           (273)
        Reinvestment obligation expenses                         523             130
        Loss on disposal of assets                               -0-               9
        Deferred income taxes                                    479             582
        Change in assets and liabilities:
           Receivables, net, excluding current
            portion of long-term receivables                   2,594             468
           Other current assets, excluding current portion
             of CRDA credit                                     (905)            437
           Accounts payable                                     (277)            242
           Other current liabilities                            (980)         (1,120)
           Other noncurrent liabilities                           57             -0-
                                                             -------         -------

Net cash flows used in operating activities                     (547)         (3,696)
                                                             -------         -------

Cash flows from investment activities:
   Increase in intangible assets and deferred charges           (510)         (3,276)
   Additions to land and land improvements                    (8,100)            -0-
   Additions to gaming equipment                                (103)           (444)
   Additions to other assets, net                                (36)           (740)
   Proceeds from disposition of property                         -0-              10
   Increase in long-term receivables                            (796)         (2,799)
   Receipt of long-term receivables                            3,063           2,637
                                                             -------         -------

Net cash flows used in investment activities                  (6,482)         (4,612)
                                                             -------         -------





                              (Continued)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1995 and 1994
                                 (in thousands)

                                                               1995            1994
                                                               ----            ----
Cash flows from financing activities:
   Increase in long-term debt                                    -0-          85,000
   Payment of long-term debt                                     -0-         (33,559)
   Increase in revolving credit line borrowings                  -0-           7,625
   Payment of revolving credit line borrowings                   -0-          (9,325)
                                                             -------         -------

Net cash provided by financing activities                        -0-          49,741
                                                             -------         -------

Increase (decrease) in cash and cash equivalents              (7,029)         41,433

Cash and cash equivalents at beginning of period              37,244           5,193
                                                             -------         -------

Cash and cash equivalents at end of period                   $30,215          46,626
                                                             =======         =======

























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

    CGI was formed on March 16, 1994 for the purpose of developing gaming opportunities in other jurisdictions.

2.  Promotional Allowances

    The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three months ended March 31, 1995 and 1994 has been allocated to casino operating expenses as follows (in thousands):

                                               1995           1994
                                               ----           ----
    Hotel                                    $   561            601
    Food and beverage                          2,226          2,339
    Other (Entertainment)                        215            168
                                             -------         ------
    Total costs allocated to
      casino operating expenses              $ 3,002          3,108
                                             =======          =====

3.    Long-Term Receivables

    Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                      March 31,    December 31,   March 31,
                                                       1995           1994          1994
                                                      ---------    ------------   ---------
                                                                  (in thousands)
     Expandable Wraparound Mortgage 14%,
       maturities through September 30, 2000
       (net of $10,827,000 discount and
       $12,021,000 discount at March 31, 1995
       and 1994 respectively, and $11,141,000
       discount at December 31, 1994)                 $ 69,673        71,859        77,729
     Deferred Expandable Wraparound
       Mortgage interest receivable, due
       September 30, 2000                               20,000        20,000        20,000
     FF&E promissory notes, 14%                         16,181        15,863        10,059
     Expansion/Construction promissory note, 14%         6,042         6,522         7,867
                                                      --------       -------       -------

                                                      $111,896       114,244       115,655
                                                      ========       =======       =======

              Notes to Consolidated Financial Statements (cont'd.)

4.  Working Capital Loans

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


5.  Loan from the Partnership

    In accordance with the terms of the Restructuring Agreement, on June 16, 1989 the Partnership loaned to New Claridge $3.6 million, which represented substantially all cash and cash equivalents remaining in the Partnership other than funds needed to pay expenses incurred through the closing of the Restructuring. This loan is evidenced by an unsecured promissory note and will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and
    (iii) upon full satisfaction of any first mortgage then in place.

    Interest, which accrues at 12% per annum, is payable in full upon maturity. As of March 31, 1995, such interest, which is included in other current liabilities, amounted to $2,502,000.

              Notes to Consolidated Financial Statements (cont'd.)

6.  Other Current Liabilities

    Other current liabilities consist of the following:

                                        March 31,     December 31,    March 31,
                                          1995           1994           1994
                                        ---------     ------------    ---------
                                                    (in thousands)

    Deferred rent, current              $ 15,078        15,078         15,078
    Accrued payroll and
     related benefits                      7,139         5,625          6,148
    Accrued interest, First
     Mortgage Notes                        1,665         4,161          1,692
    Accrued interest due to
     Partnership                           2,502         2,394          2,070
    Auto and general
     liability reserves                    1,179         1,149          1,315
    Other current liabilities              2,078         2,214            738
                                        --------       -------        -------
                                        $ 29,641        30,621         27,041
                                        ========       =======        =======

    The amount of deferred rent as of March 31, 1995 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge;
    (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

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

8.  Other Noncurrent Liabilities

    Pursuant to the Restructuring Agreement, Del Webb Corporation retained an interest, which was assigned to a trustee for the benefit of the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of

              Notes to Consolidated Financial Statements (cont'd.)

8.  Other Noncurrent Liabilities (cont'd.)

    15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan ("Contingent Payment"), which amount is payable under certain circumstances. Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of March 31, 1995, accrued interest would have amounted to approximately $30.8 million.

9.  Income Taxes

    The Corporation recorded an income tax benefit of $835,000 for the three months ended March 31, 1995 which represents the tax benefit of losses which the Corporation believes will more likely than not be realized. As of March 31, 1995, the current portion of the income tax benefit of approximately $4.6 million is included in other current assets.

10. Claridge License Renewal

    On September 22, 1993, New Claridge was issued a two-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1995

    The Corporation had a net loss of $1,691,000, for the three months ended March 31, 1995 compared to a net loss of $3,232,000 for the same period in 1994.

    For the three months ended March 31, 1995, the Corporation's "Adjusted EBITDA" was $3,315,000, compared to ($1,645,000) for the same period of 1994. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to EBITDA plus rent expense to the Partnership less interest income from the Partnership less "Net Partnership Payments," which represent New Claridge's net cash outflow to the Partnership, and is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to, or more meaningful than, operating income or cash flow.

    Casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, for the first quarter of 1995 totalled $38,590,000 (including poker, simulcast, and keno revenue) an increase of 28.2% over casino revenues earned in the first quarter of 1994. Casino revenues earned by all Atlantic City properties as reported for the three months ended March 31, 1995 were 16.1% higher than revenues earned during the same period of 1994. The greater increase in revenues experienced by the Claridge as compared to all Atlantic City casinos was due primarily to the opening, in late June 1994, of New Claridge's expanded casino facility, which included the addition of approximately 500 slot machines, as well as a poker, simulcast, and keno area.

    Claridge table games revenue for the first quarter of 1995 was $9,970,000 (including poker revenue), an increase of 16.5% over table games revenue earned during the first quarter of 1994. Citywide table games revenue as reported (including poker) for the first quarter of 1995 increased 4.6% over the same period of 1994. The increase in Claridge's table games revenue resulted from an increase in the "hold" percentage (the win to drop percentage) to 17.0% in the first quarter of 1995, compared to 14.8% in the same period of 1994. Additionally, table games drop (the amount of gaming chips purchased by patrons) for the first quarter of 1995 increased 1.0% over the same period of 1994.

    New Claridge earned $28,514,000 of revenues from slot machines in the first quarter of 1995, a 32.3% increase over the same period of 1994. This increase was due to the expansion of New Claridge's casino floor space, including the addition of approximately 500 slot machines and to the favorable weather experienced during the first quarter of 1995 compared to the same period of 1994. Slot machine revenues earned by all Atlantic City casinos as reported for the three months ended March 31, 1995 increased 22.3% over the same period of 1994; the average number of slot machines available citywide during the first quarter of 1995 increased 12.8% over the same period of 1994.

    New Claridge offers promotional incentives through its direct marketing program to its customers based on their casino play, as well as to prospective customers based on demographic models. During the first quarter of 1995, coin issued through this program totalled $2,799,000, compared to $2,035,000 in the first quarter of 1994. In addition, New Claridge offers coin incentives to patrons arriving by bus. During the three months ended March 31, 1995, 182,000 bus patrons arrived at the Claridge and were issued $2,406,000 in coin incentives, compared to 103,000 bus passengers and $1,018,000 of coin incentives in the first quarter of 1994. The increased coin incentive per passenger resulted from efforts to maintain a competitive position with other Atlantic City casino operators, which, starting in the second quarter of 1994, increased the incentives offered in order to increase business levels which had been depressed due to the severe weather experienced during the first quarter of 1994.

    Hotel revenues for the first quarter of 1995 of $1,974,000 were 8.6% lower than hotel revenues for the first quarter of 1994, resulting from a lower average room rate ($53 in 1995 compared to $59 in 1994) partially offset by an increase in the number of rooms sold (37,600 in 1995 compared to 36,400 in 1994). Food and beverage revenues for the first quarter of 1995 of $4,429,000 were 17.9% higher than the first quarter of 1994, due to an increase in total covers (meals served) to 358,300 in 1995 compared to 315,000 in 1994.

    Total costs and expenses for the three months ended March 31, 1995 of $49,273,000 were 14.1% higher than expenses for the same period of 1994.
This increase primarily resulted from higher coin incentive costs, increased payroll costs and increased gaming taxes. Interest expense for the first quarter of 1995 was higher than the same period of 1994 due to the completion of the offering of $85 million of Notes on January 31, 1994.

    The Corporation recorded income tax benefit of $835,000 and $2,154,000 for the three months ended March 31, 1995 and 1994, respectively, as a result of the loss incurred in those periods.

Results of Operations for the Three Months Ended March 31, 1994

    The Corporation had a net loss of $3,232,000, for the three months ended March 31, 1994, compared to net income of $129,000 for the same period in 1993.

    Casino revenue for the first quarter of 1994 totalled $30,112,000, a decrease of 13.0% from casino revenues earned in the first quarter of 1993. Casino revenues earned by all Atlantic City properties as reported for the three months ended March 31, 1994 were 2.7% lower than casino revenues earned during the same period of 1993. Citywide revenues were adversely effected by severe snow and ice storms experienced throughout the Northeastern United States. Claridge's dependency on customers arriving by bus, its focus on the New York and Northern New Jersey markets and its lack of a covered self-parking facility contributed to a percentage decline in casino revenues greater than that experienced by other Atlantic City properties.

    Claridge table games revenue for the three months ended March 31, 1994 was $8,559,000, a decrease of 10.2% from 1993 table games revenue; citywide table games revenue decreased .7%. The decrease in Claridge table games revenue resulted from a 9.2% decrease in table games drop compared to 1993, combined with a lower "hold" percentage; for the first quarter of 1994, the hold percentage was 14.8%, compared to 15.0% for the same period of 1993. Citywide table games revenue as reported for the first quarter of 1994 included $9,600,000 of poker revenue, which was not an approved gaming option in the first quarter of 1993, and was not offered at the Claridge during the first quarter of 1994.

    Slot machine revenue earned by the Claridge for the first quarter of 1994 was $21,553,000, a decrease of 14.1% from 1993 levels of $25,083,000.
Citywide slot machine revenue as reported for the three months ended March 31, 1994 was 3.7% lower than slot machine revenue for the same period of 1993. During the first quarter of 1994, coin issued through the direct marketing program decreased to $2,035,000 from $2,310,000 during the same period of 1993. Coin issued to bus patrons during the first quarter of 1994 amounted to $1,018,000, compared to $1,507,000 in the same period in 1993. During the first quarter of 1994, 103,000 bus passengers arrived at the

Claridge, compared to 152,000 in the same period of 1993. Decreases in cash incentives and bus passengers reflect the impact of severe weather conditions on patron volume.

    Hotel revenues for the first quarter of 1994 of $2,159,000 were 6.4% lower than hotel revenues for the first quarter of 1993, resulting from a decrease in the number of rooms sold (36,400 in 1994 compared to 38,300 in 1993), combined with a lower average room rate ($59 in 1994 compared to $60 in 1993). Food and beverage revenues for the first quarter of 1994 of $3,758,000 were 11.4% lower than the first quarter of 1993, due to a decrease in total covers to 315,000 in 1994 compared to 389,000 in 1993, partially offset by a higher average cover price ($7.89 in 1994 compared to $7.14 in 1993).

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

    (ii) to fund the cost of a 12,000 square foot expansion of New Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

    (iii) the acquisition of adjacent land, to be used for the construction of a self-parking facility. In March 1994, New Claridge acquired options to purchase for $7,500,000 two parcels of property adjacent to its existing valet-parking facility. On June 6, 1994, New Claridge exercised these options, and deposited $400,000 with the Title Company of Jersey, to be held in escrow until settlement. In an effort to ensure that site preparation and construction of the self-parking facility could commence as soon as possible, New Claridge purchased an assignment of National Westminster Bank NJ's first mortgage interest in the property on November 3, 1994 for $2,040,000. These acquisitions gave New Claridge control of the property as of November 16, 1994. The first mortgage interest was satisfied by the mortgagor at settlement, which occurred on January 5, 1995.

    The balance of the net proceeds from the offering of the Notes may be used as follows:

    (i) the construction of the self-parking facility, the cost of which is estimated at $16.5 million;

    (ii) the possible purchase of the Contingent Payment (see Note 8, Other Non-Current Liabilities) granted in 1989 and now held in a trust for the benefit of the United Way of Arizona. The Corporation is currently negotiating to purchase the Contingent Payment, for less than face value, from the trustee for the United Way of Arizona; and

    (iii) the potential expansion of the Corporation's activities into emerging gaming markets. On March 16, 1994, CGI was formed as a wholly-owned subsidiary of the Corporation for the purpose of developing gaming opportunities in other jurisdictions.

    At March 31, 1995, the Corporation had working capital of $17,897,000 as compared to working capital of $25,278,000 at December 31, 1994. This decrease in working capital is principally attributable to a decrease in cash of $7,029,000 and a decrease in accounts receivable of $2,199,000, partially offset by a decrease in other current liabilities of $980,000, an increase in other current assets of $590,000 and a decrease in accounts payable of $277,000. The decrease in cash and cash equivalents primarily resulted from the acquisition of land to be used for the construction of a self-parking facility. Working capital at March 31, 1994 was $30,147,000. Current liabilities at March 31, 1995 and December 31, 1994 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $2,502,000 at March 31, 1995 and $2,394,000 at December 31, 1994. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at March 31, 1995 and December 31, 1994 would have been $39,077,000 and $46,350,000, respectively.

    The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At March 31, 1995 the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of March 31, 1995, $22.6 million of basic rent had been abated. The remaining $16.2 million of available abatement is expected to be fully utilized by the fourth quarter of 1996. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $41.8 million in 1997, as compared to $31.2 million (net of projected abatement) in 1996. However, if New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of renewal term will be significantly below the 1997 level.

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

    The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the

Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at March 31, 1995 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $135.1 million.

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


The Claridge Hotel and Casino Corporation
- -----------------------------------------
            (Registrant)





By: /s/ Raymond A. Spera
   ------------------------------------------
        Raymond A. Spera
        Executive Vice President of Finance/
        Chief Financial Officer
        (Authorized Officer and
        Principal Financial Officer)




Dated:  May 15, 1995