Form 10-Q
period 1995-06-30
CLARIDGE HOTEL & CASINO CORP
filed 1995-08-14
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT


   (Mark One)
        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended   June 30, 1995
                                                       -------------

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

                                Number of Shares Outstanding
                                      August 1, 1995
                                ----------------------------
Class A Stock                           5,046,064

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                     Page No.
                                                                     --------

PART I.                              FINANCIAL INFORMATION


     Item 1.          Financial Statements

                      Introductory Notes to Consolidated
                      Financial Statements                             3

                      Consolidated Balance Sheets at
                      June 30, 1995 and 1994 and
                      December 31, 1994                                4

                      Consolidated Statements of Operations
                      for the three months ended June 30,
                      1995 and 1994                                    5

                      Consolidated Statements of Operations
                      for the six months ended June 30,
                      1995 and 1994                                    6

                      Consolidated Statements of Cash Flows
                      for the six months ended June 30,
                      1995 and 1994                                    7

                      Notes to Consolidated Financial
                      Statements                                       9


     Item 2.          Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                   13


PART II.              OTHER INFORMATION


     Item 6.          No information is provided under this
                      Section as the answers to Items 1 through 6 are either inapplicable or negative

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



                         PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at June 30, 1995 and 1994 and December 31, 1994, and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

            THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)

                                                               June 30,            December 31,               June 30,
                                                                 1995                  1994                     1994
                                                               --------            ------------               --------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                       $37,077                37,244                 41,826
  Receivables, net (including $14,503 and $12,793
    at June 30, 1995 and 1994, respectively and
    $13,656 at December 31, 1994, due from the
    Partnership)                                                   15,195                16,888                 13,782
  Other current assets                                              5,272                 8,149                  7,074
                                                                ---------             ---------              ---------
       Total current assets                                        57,544                62,281                 62,682
                                                                ---------             ---------              ---------

Property and equipment, net                                        18,901                 8,663                  8,750
Long-term receivables due from the
  Partnership (note 3)                                            109,444               114,244                117,573
Intangible assets and deferred charges                              3,202                 4,140                  3,691
Other assets                                                        1,343                 1,470                  4,516
                                                                ---------             ---------              ---------
                                                                 $190,434               190,798                197,212
                                                                =========             =========              =========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
 Current Liabilities:
  Accounts payable                                                  3,507                 2,782                  6,232
  Loan from the Partnership (note 4)                                3,600                 3,600                  3,600
  Other current liabilities (note 5)                               32,311                30,621                 31,710
                                                                ---------             ---------              ---------
                                                                   39,418                37,003                 41,542
                                                                ---------             ---------              ---------

Long-term debt (note 6)                                            85,000                85,000                 85,000
Deferred rent due to the Partnership                               32,034                33,133                 34,721
Deferred income taxes (note 8)                                      8,252                 8,199                  6,764
Other noncurrent liabilities (note 7)                              20,115                20,000                 20,000
Stockholders' equity:
  Common stock                                                          5                     5                      5
  Additional paid in capital                                        5,048                 5,048                  5,048
  Accumulated earnings                                                562                 2,410                  4,132
  Treasury stock, 8,218 Class A
    shares at $-0- cost at June 30, 1995,
    December 31, 1994, and June 30, 1994                              -0-                   -0-                    -0-
                                                                ---------             ---------              ---------
      Total stockholders' equity                                    5,615                 7,463                  9,185
                                                                ---------            ----------             ----------

                                                                 $190,434               190,798                197,212
                                                                =========            ==========             ==========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 1995 and 1994
                      (in thousands except per share data)


                                                                                   1995                     1994
                                                                               -----------                --------
Revenue:
        Casino                                                                     $42,755                     39,407
        Hotel                                                                        2,294                      2,675
        Food and beverage                                                            5,094                      4,433
        Interest from the Partnership                                                4,332                      4,493
        Interest, other                                                                482                        431
        Other                                                                          484                        676
                                                                                  --------                  ---------
                                                                                    55,441                     52,115
        Less promotional allowances (note 2)                                         4,068                      3,956
                                                                                  --------                  ---------

             Net revenues                                                           51,373                     48,159
                                                                                  --------                  ---------

Costs and expenses:
        Casino                                                                      23,227                     22,891
        Hotel                                                                          836                        861
        Food and beverage                                                            2,988                      2,615
        Other                                                                          739                        965
        Rent expense to the Partnership                                              9,394                      9,058
        Rent expense, other                                                            378                        384
        General and administrative                                                   6,656                      8,108
        Gaming taxes                                                                 3,417                      3,143
        Reinvestment obligation expense                                                478                        165
        Provision for uncollectible accounts                                            57                        128
        Depreciation and amortization                                                  727                        535
        Interest expense                                                             2,605                      2,553
                                                                                  --------                  ---------

             Total costs and expenses                                               51,502                     51,406
                                                                                  --------                  ---------


Loss before income taxes                                                              (129)                    (3,247)
Income tax expense (benefit)                                                            28                     (1,300)
                                                                                  --------                  ---------

Net loss                                                                           $  (157)                    (1,947)
                                                                                  ========                  =========

Net loss per share (based on 5,054,282 and 5,045,251 weighted average shares outstanding for the three months ended June 30, 1995
  and 1994, respectively)                                                         $   (.03)                      (.39)
                                                                                  ========                  =========



          See accompanying notes to consolidated financial statements.
                                       5

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                For the Six Months Ended June 30, 1995 and 1994
                      (in thousands except per share data)


                                                                                   1995                      1994
                                                                                 ---------                  --------
Revenue:
        Casino                                                                    $ 81,345                     69,519
        Hotel                                                                        4,268                      4,834
        Food and beverage                                                            9,523                      8,191
        Interest from the Partnership                                                8,730                      8,895
        Interest, other                                                                854                        684
        Other                                                                          991                      1,294
                                                                                ----------                 ----------
                                                                                   105,711                     93,417
        Less promotional allowances (note 2)                                         7,591                      7,466
                                                                                ----------                 ----------

             Net revenues                                                           98,120                     85,951
                                                                                ----------                 ----------

Costs and expenses:
        Casino                                                                      44,874                     41,523
        Hotel                                                                        1,702                      1,588
        Food and beverage                                                            5,747                      4,816
        Other                                                                        1,442                      1,849
        Rent expense to the Partnership                                             18,879                     17,790
        Rent expense, other                                                            756                        765
        General and administrative                                                  13,141                     14,474
        Gaming taxes                                                                 6,499                      5,545
        Reinvestment obligation expense                                              1,001                        295
        Provision for uncollectible accounts                                           114                        228
        Depreciation and amortization                                                1,410                        972
        Interest expense                                                             5,210                      4,739
                                                                                ----------                 ----------

             Total costs and expenses                                              100,775                     94,584
                                                                                ----------                 ----------


Loss before income taxes                                                            (2,655)                    (8,633)
Income tax benefit                                                                    (807)                    (3,454)
                                                                                ----------                 ----------

Net loss                                                                        $   (1,848)                    (5,179)
                                                                                ==========                 ==========

Net loss per share (based on 5,054,282 and 5,017,051 weighted average shares outstanding for the six months ended June 30, 1995
  and 1994, respectively)                                                       $     (.37)                     (1.03)
                                                                                ==========                 ==========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1995 and 1994
                                 (in thousands)

                                                                                  1995                       1994
                                                                               ---------                   --------
Cash flows from operating activities:

        Net loss                                                                   $(1,848)                    (5,179)
        Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
             Depreciation and amortization                                           1,410                        972
             Deferred rent to the Partnership                                       (1,099)                    (1,621)
             Deferred interest receivable and
               discount from the Partnership                                          (640)                      (557)
             Reinvestment obligation expenses                                        1,001                        295
             Loss on disposal of assets                                                -0-                         53
             Deferred income taxes                                                      53                        661
             Change in assets and liabilities:
                  Receivables, net, excluding
                   current portion of long-term
                   receivables                                                       2,662                        321
                  Other current assets, excluding
                   current portion of CRDA credit                                    2,109                     (2,870)
                  Accounts payable                                                     725                      3,723
                  Other current liabilities                                          1,690                      3,549
                  Other noncurrent liabilities                                         115                        -0-
                                                                                ----------                 ----------

Net cash flows provided by (used in) operating activities                            6,178                       (653)
                                                                                ----------                 ----------

Cash flows from investment activities:

        Decrease (increase) in intangible assets
          and deferred charges                                                         631                     (3,317)
        Additions to property and equipment, net                                   (11,341)                    (5,303)
        Additions to other assets                                                     (106)                    (1,578)
        Proceeds from disposition of property                                          -0-                         29
        Increase in long-term receivables                                           (1,566)                    (7,559)
        Receipt of long-term receivables                                             6,037                      5,273
                                                                                ----------                 ----------

Net cash flows used in investment activities                                        (6,345)                   (12,455)
                                                                                ----------                 ----------



                                  (Continued)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1995 and 1994
                                 (in thousands)



                                                                                  1995                       1994
                                                                               ---------                   --------



Cash flows from financing activities:

        Increase in long-term debt                                                     -0-                     85,000
        Payment of long-term debt                                                      -0-                    (33,559)
        Increase in revolving credit line borrowings                                   -0-                      7,625
        Payment of revolving credit line borrowings                                    -0-                     (9,325)
                                                                                ----------                 ----------

Net cash provided by financing activities                                              -0-                     49,741
                                                                                ----------                 ----------

Increase (decrease) in cash and cash equivalents                                      (167)                    36,633

Cash and cash equivalents at beginning of period                                    37,244                      5,193
                                                                                ----------                 ----------

Cash and cash equivalents at end of period                                        $ 37,077                     41,826
                                                                                ==========                 ==========






















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

2.      Promotional Allowances
        ----------------------

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and six months ended June 30, 1995 and 1994 has been allocated to casino operating expenses as follows (in thousands):


                                                       Three Months Ended June 30,              Six Months Ended June 30,
                                                       ---------------------------              -------------------------
                                                        1995                  1994                 1995            1994
                                                       ------                ------               ------          ------

        Hotel                                          $  730                   600                1,291           1,201
        Food and beverage                               2,325                 2,502                4,551           4,841
        Other (Entertainment)                             289                   201                  457             369
                                                       ------                ------               ------          ------
        Total costs allocated to
          casino operating expenses                   $ 3,344                 3,303                6,299           6,411
                                                       ======                ======               ======          ======

3.    Long-Term Receivables
      ---------------------

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):


                                                                     June 30,          December 31,             June 30,
                                                                       1995                1994                   1994
                                                                   -----------         ------------             --------
                                                                                      (in thousands)
        Expandable Wraparound Mortgage 14%,
         maturities through September 30, 2002
         (net of $10,501,000 discount and $11,738,000
         discount at June 30, 1995 and 1994 respectively,
         and $11,141,000 discount at December 31, 1994)              $ 67,499                 71,859                75,762
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                           20,000                 20,000                20,000
        FF&E promissory notes, 14%                                     16,401                 15,863                14,377
        Expansion/Construction promissory
          note, 14%                                                     5,544                  6,522                 7,434
                                                                    ---------              ---------             ---------

                                                                    $ 109,444                114,244               117,573
                                                                    =========              =========             =========

                   Notes to Consolidated Financial Statements

4.      Loan from the Partnership
        -------------------------

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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of June 30, 1995, such interest, which is included in other current liabilities, amounted to $2,610,000.



5.      Other Current Liabilities
        -------------------------

        Other current liabilities consist of the following:



                                                              June 30,             December 31,             June 30,
                                                                1995                   1994                   1994
                                                            -----------            ------------             --------
                                                                                  (in thousands)


        Deferred rent due to Partnership                     $ 15,078                   15,078                  15,078
        Accrued payroll and
         related benefits                                       7,377                    5,625                   6,313
        Accrued interest, First
         Mortgage Notes                                         4,161                    4,161                   4,189
        Accrued interest due to
         Partnership                                            2,610                    2,394                   2,178
        Auto and general
         liability reserves                                     1,135                    1,149                   1,249
        Other current liabilities                               1,950                    2,214                   2,703
                                                             --------                ---------               ---------
                                                            $  32,311                   30,621                  31,710
                                                             ========                =========               =========

        The amount of deferred rent of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and
        (iii) upon full satisfaction of any first mortgage then in place.

                   Notes to Consolidated Financial Statements

6.      Long-Term Debt
        --------------

        On January 31, 1994, the Corporation completed an offering of $85 million of Notes due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994. A portion of the net proceeds of $82.2 million was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated.

7.      Other Noncurrent Liabilities
        ----------------------------

        Pursuant to the Restructuring Agreement, Del Webb Corporation retained an interest, which was assigned to a trustee for the benefit of the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan ("Contingent Payment"), which amount is payable under certain circumstances. Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying financial statements since the likelihood of paying such amount is not considered probable at this time. As of June 30, 1995, accrued interest would have amounted to approximately $32.7 million. The Corporation is currently negotiating to purchase the Contingent Payment, for less than face value, from the trustee for the United Way of Arizona.


8.      Income Taxes
        ------------

        The Corporation recorded an income tax benefit of $807,000 for the six months ended June 30, 1995 which represents the tax benefit of losses which the Corporation believes will more likely than not be recognized. As of June 30, 1995, the current portion of the income tax benefit of approximately $900,000 is included in other current assets.

        During 1995 the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. The Corporation has filed a petition to appeal the entire amount of this asserted deficiency. The Corporation believes the ultimate resolution of the case will result in no material impact on the Corporation's consolidated financial statements.

                   Notes to Consolidated Financial Statements



9.      Claridge License Renewal
        ------------------------

        On September 22, 1993, New Claridge was issued a two-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1993. New Claridge has applied for the renewal of its casino license for a period of four years, commencing September 30, 1995. Management of New Claridge is aware of no charges, objections, or other facts which would provide a basis for the Commission to deny renewal of its casino license.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 1995
--------------------------------------------------------------

        The Corporation had a loss of $157,000 net of income tax expense of $28,000 for the three months ended June 30, 1995, compared to a loss of $1,947,000 net of income tax benefit of $1,300,000 for the same period in 1994.

        For the three months ended June 30, 1995, the Corporation's "Adjusted EBITDA" was $5,946,000, compared to $2,111,000 for the same period of 1994. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to EBITDA plus rent expense to the Partnership less interest income from the Partnership less "Net Partnership Payments," which represent New Claridge's net cash outflow to the Partnership, and is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to, or more meaningful than, operating income or cash flow.

        Casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, for the second quarter of 1995 totalled $42,755,000 an increase of 8.5% over casino revenues earned in the second quarter of 1994. Casino revenues earned by all Atlantic City properties as reported for the three months ended June 30, 1995 were 10.2% higher than revenues earned during the same period of 1994.

        Claridge table games revenue for the second quarter of 1995 was $8,735,000, a decrease of 10.2% from table games revenue earned during the second quarter of 1994. Citywide table games revenue as reported for the second quarter of 1995 increased 8.8% over the same period of 1994. The decrease in Claridge table games revenue resulted from a decrease in table games drop (the amount of gaming chips purchased by patrons) during the second quarter of 1995 of 12.4% from the same period of 1994, which was offset slightly by an increase in the "hold" percentage (the percentage of win to drop) to 14.4% in the second quarter of 1995 from 14.0% in the same period of 1994.

        New Claridge earned $34,020,000 of revenues from slot machines in the second quarter of 1995, a 14.6% increase over slot revenues earned in the second quarter of 1994 of $29,679,000. This increase was due to the expansion of New Claridge's casino floor space, including the addition of approximately 500 slot machines, which became fully operational on June 30, 1994. Slot machine revenues earned by all Atlantic City casinos as reported for the three months ended June 30, 1995 increased 10.7% over the same period of 1994; the average number of slot machines available citywide during the second quarter of 1995 increased 12.7% over the same period of 1994.

        New Claridge offers promotional incentive through its direct marketing program to its customers based on their casino play, as well as to prospective customers based on demographic models. During the second quarter of 1995, coin issued through this program totalled $3,196,000, compared to $2,935,000 in the second quarter of 1994. In addition, New Claridge offers coin incentives to patrons arriving by bus. During the three months ended June 30, 1995, 256,000 bus patrons arrived at the Claridge and were issued $2,939,000 in coin incentives, compared to 239,000 bus passengers and $2,761,000 of coin incentives in the second quarter of 1994.

        Hotel revenues for the second quarter of 1995 of $2,294,000 were 14.2% lower than hotel revenues for the second quarter of 1994, resulting from a lower average room rate ($51 in 1995 compared to $63 in 1994) partially offset by an increase in the number of room sold (45,100 in 1995 compared to 42,500 in 1994). Food and beverage revenues for the second quarter of 1995 of $5,094,000 were 14.9% higher than the second quarter of 1994, due to an increase in the average price per cover (meals served) to $7.95 in 1995 compared to $7.08 in 1994. In October 1994, the operation of the Claridge's gift shop was assumed by an outside vendor; as a result, other revenues for the second quarter of 1995 of $484,000 decreased from the second quarter of 1994.

        Total costs and expenses for the three months ended June 30, 1995 of $51,502,000 were slightly higher than expenses from the same period of 1994. Casino operating expenses for the second quarter of 1995 increased over the second quarter of 1994 due to increased coin incentive costs. General and administrative costs for the three months ended June 30, 1995 decreased from the same period of 1994 due to decreased advertising costs as a result of the promotion of the casino expansion in 1994, as well as an out of court settlement recorded in the second quarter of 1994.


Results of Operations for the Six Months Ended June 30, 1995
------------------------------------------------------------

         The Corporation had a loss of $1,848,000 net of income tax benefit of $807,000, for the six months ended June 30, 1995, compared to a loss of $5,179,000 net of income tax benefit of $3,454,000 for the same period in 1994. Adjusted EBITDA for the first half of 1995 was $9,264,000, compared to $466,000 for the first half of 1994.

        Casino revenue for the first six months of 1995 was $81,345,000, an increase of 17.0% over casino revenues earned in the same period of 1994. Casino revenues reportedly earned by all Atlantic City properties for the six months ended June 30, 1995, increased 12.9% over the same period of 1994. Citywide revenues were adversely affected by severe snow and ice storms throughout the Northeastern United States in the first quarter of 1994. In addition, as a result of several expansions, citywide casino capacity has increased over the first half of 1994, reflected in an 8.0% increase in the average casino square footage, a 6.9% increase in the average number of table games, and a 12.7% increase in the average number of slot machines.

        Table games revenue earned by New Claridge during the six months ended June 30, 1995 was $18,797,000, a 2.8% increase over table games revenue earned in the same period of 1994. This increase resulted from an improvement in the hold percentage, to 15.8% during the first six months of 1995, from 14.4% in the first six months of 1994, which was offset somewhat by a 6.1% decrease in table games drop. Citywide table games revenue, as reported, for the first six months of 1995 increased 6.8% over the same period of 1994.

        Claridge slot machine revenue for the six months ended June 30, 1995 was $62,533,000, a 22.1% increase over slot revenues earned during the same period of 1994 of $51,233,000. Citywide slot machine revenues, as reported, for the first half of 1995 increased 15.9% over the same period of 1994. During the six months ended June 30, 1995, New Claridge issued $5,995,000 in coin incentives through its direct mail program, compared to $4,970,000 of coin incentives issued in the same period of 1994. In addition, $5,345,000 of coin incentives were issued to 438,000 bus passengers during the first six months of 1995, as compared to $3,779,000 of coin incentives issued to 342,000 passengers in the same period of 1994. The increase in the average coin incentives per passenger, to $12.20 in the first half of 1995 from $11.05 in the same period of 1994, was due to efforts to maintain a competitive position with other Atlantic City casino operators who increased the incentives offered in order to increase business levels.

        Hotel revenues for the six months ended June 30, 1995 of $4,268,000 were 11.7% lower than in the same period of 1994, due to a lower average room rate ($53 in 1995 compared to $61 in 1994). Food and beverage revenues for the first six months of 1995 were $9,523,000, reflecting a 16.3% increase over the same period of 1994, resulting from an increase in the number of covers served, to 782,000 in 1995 from 738,000 in 1994, combined with a higher average price per cover to $7.98 in the first half of 1995 from $7.43 in the first half of 1994.

        Total costs and expenses for the six months ended June 30, 1995 of $100,775,000 were 6.5% higher than the same period of 1994. Casino operating expenses increased 8.1% over the first half of 1994 due primarily to higher coin incentive costs, as well as increased payroll costs resulting from the higher business levels. Hotel and food and beverage operating costs increased 16.3% over the first six months of 1994 as a result of the increased business volume in those areas. General and administrative costs for the first half of 1995 decreased 9.2% from the same period of 1994 due to decreased advertising costs in the second quarter, as well as an out of court settlement recorded in 1994.


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

        A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used as follows:

          (i) to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated. The Corporation is currently seeking to obtain a new line of credit arrangement;

         (ii) to fund the cost of a 12,000 square foot expansion of New Claridge's casino capacity, the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

        (iii) the acquisition of land, at a cost of $7.5 million, adjacent to New Claridge's existing valet- parking facility, which is being used for the construction of a self-parking facility.

        The balance of the net proceeds from the offering of the Notes is expected to be used as follows:

          (i) the construction of the self-parking facility, which commenced in the second quarter of 1995. The total cost of the self-parking facility, including architectural, engineering, and legal fees, is estimated to be in excess of $18 million, in addition to the cost of the land;

         (ii) the possible purchase of the Contingent Payment (see Note 7, Other Non-Current Liabilities) granted in 1989 and now held in a trust for the benefit of the United Way of Arizona. The Corporation is currently negotiating to purchase the Contingent Payment, for less than face value, from the trustee for the United Way of Arizona; and

        (iii) the potential expansion of the Corporation's activities into emerging gaming markets. On March 16, 1994, CGI was formed as a wholly-owned subsidiary of the Corporation for the purpose of developing gaming opportunities in other jurisdictions.

        At June 30, 1995, the Corporation had working capital of $18,126,000, as compared to working capital of $25,278,000 at December 31, 1994. This decrease in working capital is attributable to a decrease in receivables of $1,693,000, a decrease in other current assets of $2,877,000, an increase in accounts payable of $725,000, and an increase in accrued payroll and related benefits of $1,752,000. Working capital at June 30, 1994 was $21,140,000. Current liabilities at June 30, 1995 and December 31, 1994 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $2,610,000 at June 30, 1995 and $2,394,000 at December 31, 1994. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at June 30, 1995 and December 31, 1994 would have been $39,414,000 and $46,350,000, respectively.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At June 30, 1995, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge;
(ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of June 30, 1995, $25.0 million of basic rent had been abated. The remaining $13.8 million of available abatement is expected to be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially in 1997 as compared to 1996. However, if New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of renewal term will be significantly below the 1997 level.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at June 30, 1995 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $132.9 million.

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




Dated:  August 14, 1995