Form 10-Q
period 1995-09-30
CLARIDGE HOTEL & CASINO CORP
filed 1995-11-14
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

      (Mark One)
        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended   September 30, 1995

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

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes /x/    No
                                            ---       ---

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                          Number of Shares Outstanding
                                November 1, 1995
                                ----------------
Class A Stock                      5,046,064

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                   Page No.
                                                                   --------

PART I.                   FINANCIAL INFORMATION


          Item 1.         Financial Statements

                          Introductory Notes to Consolidated
                          Financial Statements                         3

                          Consolidated Balance Sheets at
                          September 30, 1995 and 1994 and
                          December 31, 1994                            4

                          Consolidated Statements of Operations
                          for the three months ended September 30,
                          1995 and 1994                                5

                          Consolidated Statements of Operations
                          for the nine months ended September 30,
                          1995 and 1994                                6

                          Consolidated Statements of Cash Flows
                          for the nine months ended September 30,
                          1995 and 1994                                7

                          Notes to Consolidated Financial
                          Statements                                   9


          Item 2.         Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                               13


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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at September 30, 1995 and 1994 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                               September 30,         December 31,           September 30,
                                                                   1995                  1994                   1994
                                                                 --------               -------                -------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $37,964                37,244                 38,684
  Receivables, net (including
    $14,879 and $13,163 at September 30, 1995 and
    1994, respectively and $13,656 at December 31,
    1994, due from the Partnership)                                15,756                16,888                 14,355
  Other current assets                                              4,151                 8,149                  7,851
                                                                 --------               -------                -------
       Total current assets                                        57,871                62,281                 60,890
                                                                 --------               -------                -------

Property and equipment, net                                        20,615                 8,663                  8,678
Long-term receivables due from the
  Partnership (note 3)                                            106,860               114,244                116,642
Intangible assets and deferred charges                              3,054                 4,140                  3,750
Other assets                                                        1,614                 1,470                  3,134
                                                                 --------               -------                -------
                                                                 $190,014               190,798                193,094
                                                                 ========               =======                =======
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                  3,330                 2,782                  3,797
  Loan from the Partnership (note 4)                                3,600                 3,600                  3,600
  Other current liabilities (note 5)                               30,485                30,621                 29,085
                                                                 --------               -------                -------
                                                                   37,415                37,003                 36,482
                                                                 --------               -------                -------

Long-term debt (note 6)                                            85,000                85,000                 85,000
Deferred rent due to the Partnership                               31,445                33,133                 34,126
Deferred income taxes (note 8)                                      8,686                 8,199                  7,578
Other noncurrent liabilities (note 7)                              20,171                20,000                 20,000

Stockholders' equity:
  Common stock                                                          5                     5                      5
  Additional paid in capital                                        5,048                 5,048                  5,048
  Accumulated earnings                                              2,244                 2,410                  4,855
  Treasury stock,  16,436 Class A
    shares at $-0- cost at September 30, 1995, and
    8,218 Class A Shares at $-0- cost at
    December 31, 1994 and September 30, 1994                          -0-                   -0-                    -0-
                                                                 --------               -------                -------
      Total stockholders' equity                                    7,297                 7,463                  9,908
                                                                 --------               -------                -------

                                                                 $190,014               190,798                193,094
                                                                 ========               =======                =======


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1995 and 1994
                      (in thousands except per share data)

                                                            1995         1994
                                                          --------      ------
Revenue:
 Casino                                                   $ 47,074      47,705
 Hotel                                                       2,935       3,651
 Food and beverage                                           5,607       5,757
 Interest from the Partnership                               4,271       4,532
 Interest, other                                               466         396
 Other                                                         576         769
                                                          --------      ------
                                                            60,929      62,810
 Less promotional allowances (note 2)                        4,771       5,488
                                                          --------      ------

  Net revenues                                              56,158      57,322
                                                          --------      ------

Costs and expenses:
 Casino                                                     24,660      25,610
 Hotel                                                         718         722
 Food and beverage                                           3,352       3,029
 Other                                                         905       1,041
 Rent expense to the Partnership                             9,277       9,064
 Rent expense, other                                           378         384
 General and administrative                                  7,058       7,704
 Gaming taxes                                                3,761       3,800
 Reinvestment obligation expense                               291       1,273
 Provision for uncollectible accounts                         (132)        147
 Depreciation and amortization                                 739         729
 Interest expense                                            2,058       2,613
                                                          --------      ------

  Total costs and expenses                                  53,065      56,116
                                                          --------      ------


Income before income taxes                                   3,093       1,206
Income tax expense                                           1,411         483
                                                          --------      ------

Net income                                                $  1,682         723
                                                          ========      ======

Net income per share (based on 5,048,654 and
 5,054,282  weighted  average shares outstanding
 for the three months ended September 30, 1995
 and 1994, respectively)                                  $    .33         .14
                                                          ========      ======



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1995 and 1994
                      (in thousands except per share data)

                                                           1995         1994
                                                        ---------      -------
Revenue:
 Casino                                                 $ 128,419      117,224
 Hotel                                                      7,203        8,485
 Food and beverage                                         15,130       13,948
 Interest from the Partnership                             13,001       13,427
 Interest, other                                            1,320        1,080
 Other                                                      1,567        2,063
                                                        ---------      -------
                                                          166,640      156,227
 Less promotional allowances (note 2)                      12,362       12,954
                                                        ---------      -------

  Net revenues                                            154,278      143,273
                                                        ---------      -------

Costs and expenses:
 Casino                                                    69,534       67,133
 Hotel                                                      2,420        2,310
 Food and beverage                                          9,099        7,845
 Other                                                      2,347        2,890
 Rent expense to the Partnership                           28,156       26,854
 Rent expense, other                                        1,134        1,149
 General and administrative                                20,199       22,178
 Gaming taxes                                              10,260        9,345
 Reinvestment obligation expense                            1,292        1,568
 Provision for uncollectible accounts                         (18)         375
 Depreciation and amortization                              2,149        1,701
 Interest expense                                           7,268        7,352
                                                        ---------      -------

  Total costs and expenses                                153,840      150,700
                                                        ---------      -------


Income (loss) before income taxes                             438       (7,427)
Income tax expense (benefit)                                  604       (2,971)
                                                        ---------      -------

Net loss                                                $    (166)      (4,456)
                                                         ========       ======

Net loss per share (based on 5,052,386 and
 5,029,598  weighted  average  shares outstanding
 for the nine months ended September 30, 1995
 and 1994, respectively)                                $    (.03)        (.89)
                                                         ========       ======



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1994
                                 (in thousands)

                                                              1995        1994
                                                            -------     -------

Cash flows from operating activities:

        Net loss                                           $   (166)     (4,456)
        Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
             Depreciation and amortization                    2,149       1,701
             Deferred rent to the Partnership                (1,688)     (2,216)
             Deferred interest receivable and
               discount from the Partnership                   (977)       (850)
             Reinvestment obligation expenses                 1,292       1,568
             (Gain) loss on disposal of assets                  (42)         58
             Deferred income taxes                              487       1,475
             Change in assets and liabilities:
                  Receivables, net, excluding
                   current portion of long-term
                   receivables                                2,528         171
                  Other current assets, excluding
                   current portion of CRDA credit             3,083      (3,647)
                  Accounts payable                              548       1,288
                  Other current liabilities                    (136)        924
                  Other noncurrent liabilities                  171         -0-
                                                            -------     -------

Net cash flows provided by (used in) operating activities     7,249      (3,984)
                                                            -------     -------

Cash flows from investment activities:

        Decrease (increase) in intangible assets
          and deferred charges                                  624        (187)
        Additions to property and equipment, net            (13,672)     (5,819)
        Additions to other assets                              (521)     (1,470)
        Proceeds from disposition of property                    75          35
        Increase in long-term receivables                    (1,984)     (9,240)
        Receipt of long-term receivables                      8,949       7,755
                                                            -------     -------

Net cash flows used in investment activities                 (6,529)     (8,926)
                                                            -------     -------

                                   (Continued)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1994
                                 (in thousands)



                                                         1995            1994
                                                       --------         ------

Cash flows from financing activities:

        Increase in long-term debt                          -0-         85,000
        Payment of long-term debt                           -0-        (33,559)
        Increase in deferred charges related to
          issuance of long term debt                        -0-         (3,340)
        Increase in revolving credit line borrowings        -0-          7,625
        Payment of revolving credit line borrowings         -0-         (9,325)
                                                       --------         ------

Net cash provided by financing activities                   -0-         46,401
                                                       --------         ------

Increase in cash and cash equivalents                       720         33,491

Cash and cash equivalents at beginning of period         37,244          5,193
                                                       --------         ------

Cash and cash equivalents at end of period             $ 37,964         38,684
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

        Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the 1995 presentation.

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and nine months ended September 30, 1995 and 1994 has been allocated to casino operating expenses as follows (in thousands):

                             Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                             ------------------      -----------------
                                1995     1994           1995     1994
                                ----     ----           ----     ----

Hotel                         $  887      828          2,178    2,029
Food and beverage              2,587    2,761          7,138    7,602
Other (Entertainment)            144      206            601      575
                              ------    -----          -----   ------
Total costs allocated to
  casino operating expenses   $3,618    3,795          9,917   10,206
                              ======    =====          =====   ======

                   Notes to Consolidated Financial Statements


3.    Long-Term Receivables

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                                  September 30,           December 31,          September 30,
                                                                      1995                    1994                  1994
                                                                    ---------               --------              --------
                                                                                         (in thousands)
        Expandable Wraparound Mortgage 14%,
          maturities through September 30, 2002
          (net of $10,164,000 discount and
          $11,445,000 discount at September 30, 1995
          and 1994 respectively, and $11,141,000
          discount at December 31, 1994)                             $ 65,336                 71,859                73,805
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                           20,000                 20,000                20,000
        FF&E promissory notes, 14%                                     16,495                 15,863                15,851
        Expansion/Construction promissory
          note, 14%                                                     5,029                  6,522                 6,986
                                                                    ---------               --------              --------

                                                                    $ 106,860                114,244               116,642
                                                                    =========               ========              ========


4.      Loan from the Partnership

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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of September 30, 1995, such interest, which is included in other current liabilities, amounted to $2,718,000.

                   Notes to Consolidated Financial Statements


5.      Other Current Liabilities

        Other current liabilities consist of the following:

                                        September 30, December 31, September 30,
                                             1995         1994           1994
                                                     (in thousands)

        Deferred rent due to Partnership   $15,078       15,078         15,078
        Accrued payroll and
         related benefits                    7,298        5,625          6,508
        Accrued interest, First
         Mortgage Notes                      1,665        4,161          1,665
        Accrued interest due to
         Partnership                         2,718        2,394          2,286
        Auto and general
         liability reserves                  1,125        1,149          1,151
        Other current liabilities            2,601        2,214          2,397
                                           -------       ------         ------
                                           $30,485       30,621         29,085
                                           =======       ======         ======

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


6.      Long-Term Debt

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

7.      Other Noncurrent Liabilities

        Pursuant to the Restructuring Agreement, Del Webb Corporation retained an interest, which was assigned to a trustee for the benefit of the United Way of Arizona on April 2, 1990, equal to $20 million plus

                   Notes to Consolidated Financial Statements

        interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan ("Contingent Payment"), which amount is payable under certain circumstances. Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying financial statements since the likelihood of paying such amount is not considered probable at this time. As of September 30, 1995, accrued interest would have amounted to approximately $34.7 million. The Corporation is currently negotiating to purchase the Contingent Payment, for less than face value, from the trustee for the United Way of Arizona. If these negotiations are successful, and the transactions thereby contemplated are completed, any obligation to pay the $34.7 million of accrued interest would be eliminated.


8.      Income Taxes

        The Corporation recorded income tax expense of $604,000 for the nine months ended September 30, 1995. As of September 30, 1995, the current portion of the income tax expense of approximately $67,000 is included in other current liabilities.

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


9.      Claridge License Renewal

        On September 22, 1995, New Claridge was issued a four-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1995

        The Corporation had income of $1,682,000 net of income tax expense of $1,411,000 for the three months ended September 30, 1995, compared to income of $723,000 net of income tax expense of $483,000 for the same period of 1994.

        For the third quarter of 1995, casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, was $47,074,000, a slight decrease from casino revenues earned in the third quarter of 1994. Casino revenues reportedly earned by all Atlantic City casinos during the third quarter of 1995 increased 7.3% over the same period of 1994.

        Claridge table games revenue for the three months ended September 30, 1995 was $10,461,000, an 8.5% decrease from third quarter of 1994 table games revenue. This decrease resulted from a 12.6% decrease in table games drop (the amount of gaming chips purchased by patrons), offset somewhat by an increase in the "hold" percentage (the percentage of win to drop) to 14.6% in the third quarter of 1995, from 13.8% in the third quarter of 1994. In addition, New Claridge discontinued its keno and poker operations in the second quarter of 1995, as part of an attempt to reduce the segment of the table games business which produces low operating margins. Citywide table games revenue, as reported, for the third quarter of 1995 increased 2.7% over the same period of 1994. The average number of table games available citywide during the third quarter of 1995 were consistent with the third quarter of 1994; the average number of table games available at the Claridge during the third quarter of 1995 decreased 18.8% from the same period of 1994, primarily due to the discontinuation of the poker operation.

        New Claridge earned revenues from slot machines of $36,613,000 during the third quarter of 1995, a slight increase over slot revenues earned during the third quarter of 1994 of $36,177,000. Slot machine revenues reportedly earned by all Atlantic City casinos during the third quarter of 1995 increased 9.5% over the same period of 1994. The average number of slot machines available citywide during the three months ended September 30, 1995 increased 7.6% over the same period of 1994, while the average number of slot machines available at the Claridge remained consistent with the third quarter of 1994.

        New Claridge offers promotional incentives through its direct marketing program to its customers based on their casino play, as well as to prospective customers based on demographic models. During the third quarter of 1995, incentives issued through these programs totalled $3,656,000, compared to $3,649,000 in the third quarter of 1994. In addition, New Claridge offers coin incentives to patrons arriving by bus; during the third quarter of 1995, 280,000 patrons arrived at the Claridge, and were issued $3,385,000 in coin incentives, compared to 274,000 bus patrons and $2,880,000 in coin incentives in the same period of 1994.

        Hotel revenues for the three months ended September 30, 1995 were $2,935,000, a decrease from hotel revenues of $3,651,000 for the same period of 1994. This decrease resulted from a decrease in the average room rate, to $63 in the third quarter of 1995, from $80 in the third quarter of 1994, due in part to a reduction in the complimentary room rate charged. Food and beverage revenues for the third quarter of 1995 of $5,607,000 were slightly lower than in the same period of 1994, primarily due to a decrease in complimentary beverages served in the casino. The total number of covers (meals served) during the third quarter of 1995 was 553,000, at an average price per cover of $6.90, compared to 568,000 covers at an average price per cover of $6.79 during the same period of 1994. Other revenues for the third quarter of 1995 of $576,000 decreased from revenues for the third quarter of 1994 of $769,000 due to the assumption, in October 1994, of the Claridge's gift shop operation, by an outside vendor.

        Total costs and expenses for the three months ended September 30, 1995 were $53,065,000, a 5.4% decrease from the same period of 1994. This decrease was due in part to costs in the third quarter of 1994 associated with the opening of the Claridge's newly expanded casino, including higher marketing and advertising costs to promote the opening of the casino expansion. In addition, during the third quarter of 1994, New Claridge recorded $1.3 million of reinvestment obligation expense related to the donation of amounts previously deposited with the Casino Reinvestment Development Authority (the "CRDA"), in exchange for credits to be applied towards future obligations. Interest expense for the third quarter of 1995 of $2,058,000 was lower than the same period of 1994 as a result of the capitalization of $781,000 of interest related to the construction of New Claridge's self-parking garage, which construction commenced in 1995.

Results of Operations for the Nine Months Ended September 30, 1995

        The Corporation had a loss of $166,000 net of income tax expense of $604,000 for the nine months ended September 30, 1995, compared to a loss of $4,456,000 net of income tax benefit of $2,971,000 for the same period of 1994.

        Casino revenues for the first three quarters of 1995 were $128,419,000, a 9.6% increase over casino revenues of $117,224,000 for the same period of 1994. Casino revenues earned by all Atlantic City Casinos, as reported, for the nine months ended September 30, 1995, increased 10.8% over the first nine months of 1994. The average number of table games and slot machines available increased 3.8% and 11.0%, respectively, over 1994 averages as a result of the continued expansion of casinos citywide.

        New Claridge earned table games revenue of $29,257,000 during the nine months ended September 30, 1995, a slight decrease from the same period of 1994. The hold percentage for the first nine months of 1995 increased to 15.3% from the 14.2% hold in the same period of 1994; however, table games drop for the first three quarters of 1995 decreased 8.7% from the first three quarters of 1994. The decrease in drop was due in part to an attempt to reduce the segment of the table games business which produced low operating margins; efforts to replace that segment with more profitable business have been slower in producing results than anticipated. Citywide table games revenue, as reported, for the first nine months of 1995 increased 5.2% over the same period of 1994.

        Slot machine revenues earned by New Claridge for the nine months ended September 30, 1995 were $99,147,000, reflecting a 13.4% increase over revenues earned from slot machines during the same period of 1994. The average number of slot machines available at the Claridge during the first three quarters of 1995 increased 20.9% over the same period of 1994, as a result of the casino expansion which became fully operational in June 1994. Citywide slot machine revenues for the first nine months of 1995, as reported, also increased 13.4% over the same period of 1994. During the nine months ended September 30, 1995, New Claridge issued $8,729,000 of coin incentives to 718,000 patrons arriving at the Claridge by bus, compared to $6,659,000 in coin incentives issued to 616,000 bus patrons in the same period of 1994. In addition, New Claridge issued $9,650,000 in incentives through its direct marketing programs during the first three quarters of 1995, compared to $8,619,000 of incentives issued during the same period of 1994.

        Hotel revenues for the nine months ended September 30, 1995 of $7,203,000 were 15.1% lower than hotel revenues for the same period of 1994, as a result of a decrease in the average room rate, to $57 in 1995 from $68 in

1994, due in part to a reduction in the complimentary room rate charged. Food and beverage revenues for the first three quarters of 1995 were $15,130,000, an 8.5% increase over the same period of 1994. This increase was due to an increase in the number of covers to 1,336,000 in 1995 from 1,306,000 in 1994, combined with an increase in the average price per cover, to $7.53 in 1995 from $7.15 in 1994.

        Total costs and expenses for the nine months ended September 30, 1995 of $153,840,000 were 2.1% higher than during the same period of 1994. Casino operating costs increased 3.6% over the first nine months of 1994 primarily due to higher coin incentives issued to casino patrons. Food and beverage costs increased 16.0% over the first three quarters of 1994, due in part to the increased business volume, as well as a reduction in the cost of promotional allowances allocated to casino operating costs resulting from a decrease in promotional allowances issued to casino patrons. General and administrative costs for the nine months ended September 30, 1995 decreased 8.9% from the same period of 1994, resulting primarily from decreased advertising costs.

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

        At September 30, 1995, the Corporation had working capital of $20,456,000, as compared to working capital of $25,278,000 at December 31, 1994. This decrease in working capital is attributable to a decrease in receivables of $1,132,000, a decrease in other current assets of $3,998,000, an increase in accounts payable of $548,000, and an increase in accrued payroll and related benefits of $1,673,000, offset by an increase in cash of $720,000 and a decrease in interest payable of $2,172,000. Working capital at September 30, 1994 was $24,408,000. Current liabilities at September 30, 1995 and December 31, 1994 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $2,718,000 at September 30, 1995 and $2,394,000 at December 31, 1994. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at September 30, 1995 and December 31, 1994 would have been $41,852,000 and $46,350,000, respectively.

        For the nine months ended September 30, 1995, cash flows provided by operating activities were $7,249,000, compared to cash flows used in operating activities during the same period of 1994 of $3,984,000; this increase in cash provided was primarily due to improved operating results, as well as a $4 million income tax refund received in the second quarter of 1995. Cash flows used in investment activities for the nine months ended September 30, 1995 of $6,529,000 decreased from the same period of 1994 primarily due to an increase in Expandable Wraparound Mortgage principal payments received. Cash flows used in investment activities for the first three quarters of 1995 for additions to property and equipment, (including loans to the Partnership for the purchase of furniture, fixture and equipment replacements, which are reflected in the increase in long-term receivables), included expenditures for the acquisition of land and the construction of the self-parking facility, and were consistent with expenditures during the same period of 1994, which included the cost of the expansion of New Claridge's casino capacity and relocation of two restaurants.

        For the nine months ended September 30, 1995, the Corporation's "Adjusted EBITDA" was $17,431,000, compared to $7,883,000 for the same period of 1994. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to EBITDA plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent New Claridge's net cash out flow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At September 30, 1995, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of September 30, 1995, $26.9 million of basic rent had been abated. The remaining $11.9 million of available abatement is expected to be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially in 1997 as compared to 1996. However, if New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent also will be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. If the term of both leases is extended under their renewal options, the aggregate basic rent payable during the initial years of the renewal term will be significantly below the 1997 level.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at September 30, 1995 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $130.4 million.

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


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)





By:      /s/ Raymond A. Spera
   ---------------------------
         Raymond A. Spera
         Executive Vice President of Finance/
         Chief Financial Officer
         (Authorized Officer and
         Principal Financial Officer)




Dated:  November 14, 1995