Form 10-K405
period 1995-12-31
CLARIDGE HOTEL & CASINO CORP
filed 1996-04-01
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

(Mark One)

  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

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

Indicate the number of shares outstanding of each class of the Registrant's Stock, as of the latest practicable date:

                          Number of Shares Outstanding
                                 March 28, 1996
                          ----------------------------

Class A Stock               5,046,064 (After deducting 16,436 shares of
                                         Treasury Stock)

                       DOCUMENTS INCORPORATED BY REFERENCE



                  DOCUMENT                                  FORM 10-K PART

Portions of the definitive Proxy Statement with                  III
respect to the Annual Meeting of Shareholders scheduled to be held on June 4, 1996 (hereinafter referred to as the "Proxy Statement"), but specifically excluding the section entitled "Report on Executive Compensation" which shall not be deemed to be incorporated by reference herein

                                     PART I


Item 1.     BUSINESS

General

      The Claridge Hotel and Casino Corporation (the "Corporation"), through its wholly-owned subsidiary, The Claridge at Park Place, Incorporated ("New Claridge"), operates The Claridge Hotel and Casino ("Claridge") in Atlantic City, New Jersey. The Corporation was formed as a New York corporation on August 26, 1983, and qualified to engage in business in New Jersey as a foreign corporation in September 1983. New Claridge was formed as a New Jersey corporation on August 29, 1983.

      The Corporation maintains its executive and administrative offices at Indiana Avenue and the Boardwalk, Atlantic City, New Jersey 08401, telephone number (609) 340-3400.

Corporate Structure

      On October 31, 1983, New Claridge acquired certain assets of the Claridge including gaming equipment ("Casino Assets"), from Del E. Webb New Jersey, Inc. ("DEWNJ") a wholly-owned subsidiary of Del Webb Corporation ("Webb"); leased certain other of the Claridge's assets, including the buildings, parking facility and non-gaming, depreciable, tangible property of the Claridge ("Hotel Assets"), from Atlantic City Boardwalk Associates, L.P., a New Jersey limited partnership ("Partnership"); subleased the land on which the Claridge is located from the Partnership; assumed certain liabilities related to the acquired assets; and undertook to carry on the business of the Claridge. In connection with these transactions, the Partnership granted the Expandable Wraparound Mortgage (described below) to New Claridge. These transactions were entered into in connection with the private placement of equity interests in the Corporation and the Partnership. The offering was structured to furnish the investors with certain tax benefits available under the federal tax law then in effect. The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in the private placement as units, and because there has been relatively little trading in the stock or Partnership interests, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Corporation and the Partnership are independent entities, approximately 93% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership. The Partnership does not currently engage in any significant business activities other than those relating to the Claridge.

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

      The net proceeds of the Notes, totaling $82.2 million net of fees and expenses, were used or will be used as follows: (i) to repay in full on January 31, 1994, the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage;
(ii) to expand New Claridge's casino capacity by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which is expected to open in mid-1996; (iv) the possible purchase of the Contingent Payment (see Item 1. Business - "Contingent Payment") granted in 1989 and now held in a trust for the Valley of the Sun United Way; and (v) the potential expansion of the Corporation's activities into other gaming markets.

      The current relationships and agreements between the Corporation, New Claridge and the Partnership are described below:

      Operating Lease/Expansion Operating Lease. The Casino Assets are owned by New Claridge. The Hotel Assets and underlying land are owned by the Partnership and leased by the Partnership to New Claridge. The lease obligations are set forth in a lease (the "Operating Lease"), originally entered into on October 31, 1983, and an expansion operating lease (the "Expansion Operating Lease"), covering additions to the Claridge made in 1986.

      The Operating Lease has an initial term of 15 years with three 10-year renewal options. Basic annual rent payable during the initial term of the Operating Lease in equal monthly installments was $37,080,000 in 1993, $38,055,000 in 1994, $39,030,000 in 1995 and escalates yearly thereafter up to $41,775,000 in 1997 and $32,531,000 for the nine month period ending September 30, 1998. If New Claridge exercises its option to extend the term of the Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 for the lease year commencing October 1, 1998 through September 30, 1999, and, subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Under the terms of the Operating Lease, New Claridge has an option to purchase, on September 30, 1998 and, if it renews the Operating Lease, on September 30, 2003, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised

      New Claridge is also required to pay as additional rent amounts including certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "FF&E Replacements") and the general and administrative costs of the Partnership. The Partnership is required during the entire term of the Operating Lease to provide FF&E Replacements to New Claridge and until September 30, 1998 will be required to provide facility maintenance and engineering services to New Claridge. New Claridge is required to lend the Partnership any amounts ("FF&E Loans") necessary to fund the cost of FF&E Replacements, and if the Partnership's cash flow, after allowance for certain distributions, is insufficient to provide the facility maintenance and engineering services required of it, New Claridge is also required to lend the Partnership the funds required to provide those services. Any advances by New Claridge for either of the foregoing will be secured.

      On March 17, 1986, New Claridge entered into the Expansion Operating Lease Agreement with the Partnership under which New Claridge leased certain improvements (the "Expansion Improvements") made to the Claridge in 1986, for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount will be adjusted based on the Consumer Price Index with any increase not to exceed two percent per annum. Basic annual rent for 1995 was $4,625,000. If New Claridge exercises its option to extend the term of the Expansion Operating Lease, basic rent during the renewal term will be calculated pursuant to a formula, with annual basic rent not to be more than $3 million nor less than $2.5 million and, subsequently, not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

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

      Effective with the consummation of the restructuring in June 1989, the Operating Lease and the Expansion Operating Lease were amended to provide for the deferral of up to $15.1 million of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements will become available upon exercising the Contingent Payment option. (See Item 1. Business - "Contingent Payment").

      If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

      Expandable Wraparound Mortgage. On October 31, 1983, the Partnership executed and delivered to New Claridge the Expandable Wraparound Mortgage, which was subordinate to an $80 million first mortgage granted by the Partnership to a group of banks, and a $47 million purchase money second mortgage ("Purchase Money Second Mortgage"), granted by the Partnership to DEWNJ. The Purchase Money Second Mortgage, which was due on September 30, 2000, was canceled upon satisfaction of certain conditions set forth in an agreement entered into at the time of the restructuring. In conjunction with the offering of $85 million of Notes on January 31, 1994, the outstanding debt under the Loan Agreement, which included the First Mortgage and the revolving credit line, was satisfied in full. By its terms, the Expandable Wraparound Mortgage may secure up to $25 million of additional loans to the Partnership from New Claridge to finance FF&E Replacements and facility maintenance and engineering shortfalls. The Expandable Wraparound Mortgage provides that, so long as the Partnership is not in default on its obligations under the Expandable Wraparound Mortgage, New Claridge is obligated to make payments required under any senior mortgage indebtedness. The indebtedness secured by the Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with certain interest installments that accrued in 1983 through 1988 totaling $20 million being deferred until maturity. In addition, the Partnership is required under the Expandable Wraparound Mortgage to make payments of principal and interest in respect of any FF&E Loans made to finance FF&E Replacements or facility maintenance or engineering costs as described above. To the extent these FF&E Loans exceed $25 million in the aggregate outstanding at any time, they will be secured under separate security agreements and not by the lien of the Expandable Wraparound Mortgage.

      On March 17, 1986, the First Mortgage was amended and assumed by New Claridge. The amount of the amended and assumed First Mortgage was increased to secure up to $96.5 million to provide financing for the Expansion Improvements. Indebtedness secured by the Expandable Wraparound Mortgage was increased by an amount up to $17 million to provide the Partnership with the necessary funding.

      Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest so as to repay on September 30, 1998, in full, the principal balance of this $17 million increase in the Expandable Wraparound Mortgage. The Expandable Wraparound Mortgage was amended to require that the $127 million aggregate principal amount secured by it would be repayable in installments during the years 1988 through 1998 in escalating amounts totaling $80 million, with a balloon payment of $47 million and the $20 million of deferred interest due on September 30, 2000.

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

Contingent Payment

      Following the 1983 transactions, Webb and its affiliates retained significant interests in the Claridge. Effective with the closing of the restructuring in June 1989, all or substantially all of the financial, contractual, ownership, guarantee and other relationships of the Corporation and New Claridge with Webb were terminated. The Restructuring Agreement provided that Webb would retain an interest equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly (the "Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment.

      In connection with the restructuring, Webb agreed to grant those investors in the Corporation and the Partnership ("Releasing Investors"), from whom Webb had received written releases from all liabilities, rights ("Contingent Payment

Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the investors provided releases and became Releasing Investors. Payments to Releasing Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

      On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the Commission.

      On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Investors exceed $20 million. It is estimated that at December 31, 1995, the aggregate amount owing in respect of the Contingent Payment was $56.8 million.

      Upon exercise of the option, it is anticipated that the Contingent Payment will be canceled so that neither the Corporation or the Partnership will have any obligation to make any payment in respect of the Contingent Payment before making a distribution to shareholders or limited partners. Upon the purchase and cancellation, however, the Corporation and the Partnership will remain obligated to make payments to the Releasing Investors, in respect of the Contingent Payment Rights, before any distribution may be made to shareholders or limited partners. These payments would be required to be in the same amounts as if the Contingent Payment had not been purchased and canceled. As a result, it is not likely that shareholders or limited partners who are not Releasing Investors will receive any distribution from the Corporation or the Partnership. In the aggregate, Releasing Investors are entitled to receive an amount equal to approximately 72% of the Contingent Payment.

      Under the terms of the option, upon purchase of the Contingent Payment, the Corporation and/or the Partnership are required to make distributions in excess of $7 million to the Releasing Investors. The Corporation and the Partnership have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and Expansion Operating Lease.

The Claridge

      The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. Built in 1929 as a hotel, the Claridge was remodeled at a cost of approximately $138 million prior to its reopening as a casino hotel in 1981. The Expansion Improvements, which were completed in 1986 at a cost of approximately $20 million, provided approximately 10,000 additional square feet of casino space, together with a 3,600 square foot lounge. In 1994, approximately $12.7 million was expended to expand the Claridge's casino square footage by approximately 12,000 feet.

      The Claridge's casino consists of approximately 56,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,875 slot machines and sixty-four table games, including forty blackjack tables, ten craps tables, five roulette tables, three Caribbean stud poker tables, one baccarat table, one mini-baccarat table, and four other specialty games. The hotel with related amenities consists of 501 guest rooms (including 66 two- and three-room suites, 26 specialty suites and four tower penthouse suites), four restaurants, a buffet area, three lounges, a private players club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon, and a health club with an indoor swimming pool. New Claridge is currently constructing a self-parking garage facility connected to its existing valet-parking garage. Construction of the garage is expected to be completed in mid-1996. The combined garage facility will provide parking for approximately 1,200 vehicles.

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

Competition

      Competition in the Atlantic City casino-hotel market is intense. As of December 31, 1995, the twelve existing casino facilities offered approximately 960,000 square feet of gaming space, a slight increase over the casino square footage as of December 31, 1994. Further expansions of gaming space are expected to occur in 1996, such as the opening of Trump Plaza Casino Hotel's expansion including the re-opening of the Trump Regency as a casino, scheduled for the spring of 1996. In addition, several major gaming companies, including Mirage Resorts Inc. and Circus Circus Enterprises Inc. have recently shown interest in Atlantic City. For the years ended December 31, 1995 and 1994, citywide gaming revenues, as reported, increased 9.5% and 3.9%, respectively, over prior year levels.

      All casinos in Atlantic City are part of hotels which offer dining, entertainment, and other guest facilities. As the size of the gaming facilities continue to grow, the need for additional hotel rooms has become evident. Several existing Atlantic City casinos have plans to increase their hotel space in 1996, with more rooms scheduled to be completed in 1997. In addition, a 500-room non-casino hotel is expected to be constructed adjacent to the new convention center, which is scheduled to open in early 1997. Competition among the existing casino-hotels is based on factors such as promotional allowances and incentives; the attractiveness of the casino area; advertising; customer service; the availability, quality, and price of rooms, food, and beverage; ease and availability of parking and accessing the facility; and entertainment.

       The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1995. During 1995, 8.8 million casino patrons arrived in Atlantic City by bus, a 10% increase over 1994 levels; the increase in 1995 bus patron activity followed three years of decreases in bus patron levels. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to $12.81 in 1995 from $10.99 in 1994. Due to the lack of a self-parking facility, New Claridge has relied heavily on attracting patrons who travel to Atlantic City by bus, and has therefore had to remain competitive with other casino operators in regards to the incentives offered. Even when New Claridge's 1,200-space parking facility opens, it will continue to rely on its bus customers as a significant source of business.

      The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains an atmosphere of Atlantic City's former grandeur, and on the Claridge's size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain as customers the player whose wagering, while significant, is below the high-wagering of patrons targeted by several of the other larger Atlantic City casinos. The Claridge's typical patron wagers less on credit and warrants fewer complimentaries than the higher wagering player. The majority of the Claridge's casino revenue is generated by slot machine play. In 1995, 77% of the Claridge's casino revenue came from slot play as compared to 68% reported for all Atlantic City properties.

      The Claridge's positioning statement "Because Smaller is Friendlier" conveys its operating and marketing strategy. All Claridge employees are required to attend extensive in-house training programs, which emphasize courteous, customized service.

      In addition to its bus program, and in common with other Atlantic City casinos, the Claridge operates a direct marketing program. Through this program, customer loyalty is encouraged with incentives including gifts, coupons for coins, chips and services, and complimentaries. A sophisticated computer database marketing system is utilized to track customers who meet the Corporation's target profile, analyze the effectiveness of promotional activities, and identify prospective customers. Information for this database is compiled through a customer's use of a Compcard Gold rating card provided by the Claridge. All Claridge customers are encouraged to request a Compcard Gold rating card and to use it when playing at table games and slot machines. Use of the Compcard Gold rating card provides the Claridge with data on the level, style and duration of casino play of its customers.

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

      Competition in Atlantic City also extends to the employment market. The Commission has promulgated regulations which require staffing levels at Atlantic City casinos which are higher than those for casino-hotels in Nevada. In addition, although the January 1995 amendments to the Act (see Item 1. Business
- - "Gaming Regulation and Licensing") have eased the licensing requirements for some employees, all of New Claridge's casino employees must be licensed. Partly as a result of the licensing requirements, there has been intense competition for experienced casino employees in Atlantic City. Difficulties in hiring personnel licensed by the Commission have elevated labor costs, and licensed personnel frequently leave their current positions for higher paying jobs in other casinos. In addition, the expansion of casino gaming into other jurisdictions has increased the competition for experienced casino management personnel.

      Beginning in the fall of 1988, three events occurred that accelerated the presence of casino gaming in the United States: (i) a statewide ballot issue in South Dakota approved limited-stakes gaming in Deadwood; (ii) the state legislature approved river boat gaming in Iowa in early 1989; and (iii) Congress passed the Indian Gaming Regulatory Act of 1988, which permits unrestricted gaming on Indian land in any state that already allows similar gaming (for example, if the state allows charitable gaming for non-profit organizations, then federally-recognized Indians can run similar operations on their land). Since these events occurred, the gaming industry rapidly expanded; during 1995, however, the expansion of gaming slowed somewhat, and few additional jurisdictions approved casino gaming. Indian gaming is currently authorized in many states including New York, Michigan, Minnesota, California, and most notably, Connecticut. In February 1992, the Foxwoods High Stakes Casino and Bingo Hall ("Foxwoods"), operated by the Mashantucket Pequot Indian tribe in Ledyard, Connecticut commenced operations, offering the table games found in Atlantic City as well as bingo rooms. In January 1993, approval was granted by the Connecticut government for Foxwoods to offer slot machines; as of December 31, 1995, over 3,800 slot machines were reported to be operational at Foxwoods. In October 1996, the Mohegan Sun Resort is expected to open in Uncasville, Connecticut, near the Foxwoods operation. This facility, owned by the Mohegan Indians, is expected to have 150,000 square feet of gaming space, with 3,000 slot machines and 180 table games.

      Prior to the November 1994 elections, it was believed that the legalization of casino gaming in at least limited forms in Philadelphia and other areas of Pennsylvania was a significant possibility. However, the Pennsylvania Governor, Tom Ridge, has indicated that he will require a statewide vote on gaming, as well as local referendum; the requirement for a statewide vote would make the legalization of casino gaming in Pennsylvania a more difficult and expensive possibility than previously anticipated. Legislation to put the issue before Pennsylvania voters was introduced several times, but none has so far succeeded. Management believes that, should casino gaming be legalized in the future in Philadelphia, the effects on Atlantic City casinos and on the Claridge would depend upon the form and scope of such gaming. In December 1995, two racetracks in Delaware began offering slot machines at their facilities, with a third racetrack in negotiations to build another slot machine facility. The continued expansion of casino gaming, lotteries, including video lottery terminals (VLTs), and offtrack betting in other nearby states could also have a negative effect on the Atlantic City market.

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

      Since 1991, changes to the Act have been enacted which have reduced regulation of the casino industry; such changes have included the implementation of 24-hour gaming, the introduction of new types of games, and the introduction of simulcast wagering. In January 1995, significant amendments to the Act were signed into law, which were intended to further reduce the regulation of the Atlantic City casino industry. These amendments included changes regarding
(i) the authority and responsibilities of the Commission and the Division; (ii) the licensing requirements of employees, casinos, and employees of industries which service the casinos; (iii) the operation of the casinos; and (iv) the operation of the Casino Reinvestment Development Authority (the "CRDA"). The most notable changes resulting from the 1995 amendments included:

      (i) The elimination of the requirement for hotel employees to register with the Commission, and the creation of a new classification of employee, the "Casino Service Employee", broadly defined as an employee who performs duties in the casino but is not categorized as a casino employee, a casino key employee, or casino security employee; the Casino Service Employee does not have to hold a casino license, but merely has to register with the Commission. In addition, the Commission no longer has the responsibility for determining whether an applicant for a casino license or casino key license has sufficient business ability and experience, but rather will focus the license investigation on the integrity of the applicant;

      (ii) The standardization of the renewal period of all casino licenses for periods of four years, at a fee of $200,000 for a four-year license;

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

      New Claridge holds a casino license because it carries on the casino business of the Claridge and owns the Casino Assets. As a result, New

Claridge's officers and directors are subject to Commission qualification. The Corporation, as the sole owner of the stock of New Claridge, is also required to be qualified. As a part of its determination of the Corporation's qualification, the Commission will require the qualification of each officer, each director, and each person who directly or indirectly holds any beneficial interest or ownership in the Corporation, and who the Commission requires to be qualified, or any person who, in the opinion of the Commission, has the ability to control the Corporation or elect a majority of its Board of Directors; or each principal employee or any other employee whom the Commission may consider appropriate for approval or qualification. The Commission has determined that no stockholder of the Corporation owning less than 5% of its stock will be required to be qualified unless the Commission determines that such stockholder has the ability to control the Corporation or elect a majority of its Board of Directors. Prior to June 16, 1989, Webb was the only stockholder in this category. The names and addresses of all stockholders have been supplied to the Commission and any changes known to the Corporation are reported when they occur.

      c. Licensing Status. The Commission issues casino licenses, which, as amended January 1995, are renewable every four years, subject to a series of requirements including a requirement of demonstrating financial viability. On September 22, 1995, New Claridge was issued a four-year casino license by the Commission for the period commencing September 30, 1995.

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

      The Act as amended in December 1984 further provides for the imposition of an investment obligation pursuant to criteria set forth in the Act, or the payment of an alternative tax. The investment obligation is 1.25% of the total gaming revenues (which are defined as the total revenues derived from gaming operations less the provision for uncollectible accounts) for each calendar year. If the casino licensee opts not to make an investment, it is assessed an alternative tax of 2.5% of total gaming revenues less the provision for uncollectible accounts. The licensee has two options in satisfying its investment obligation; it can make a direct investment in a project approved by the CRDA, which is the agency responsible for administering this portion of the Act, or it can buy bonds issued by the CRDA which will, if tax exempt, bear interest at the rate of 66 and 2/3% of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for the 26 weeks preceding the issue of the bonds. If the bonds are not tax exempt they will bear interest at the rate of 66 and 2/3% of the average rate of Moody's A Rated Utility Index for the 26 weeks preceding the issue of the CRDA bonds. The investment obligation must be paid on the fifteenth day of the first, fourth, seventh, and tenth months of each year based on the estimated gaming revenues for the three month period immediately preceding the first day of those months. The alternative tax must be paid not later than April 30 of the following year.

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

Employees

      As of December 31, 1995, New Claridge employed approximately 2,300 persons, of whom approximately 860 are represented by labor unions. Approximately 700 of the 860 are represented by the Hotel, Restaurant Employees and Bartender International Union, AFL-CIO, Local 54. In September 1994, the Corporation's collective bargaining agreement covering the employees represented by Local 54 was renewed, together with the collective bargaining agreements of all Atlantic City casinos with respect to Local 54, for a period of five years. During the past three years, local unions have been active in their efforts to organize non-union employees in Atlantic City.

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

      The casino-hotel, situated on the main parcel (41,408 square feet with 138 feet fronting the park and 300 feet deep), is a concrete steel frame structure, 26 stories high at its highest point. The valet-parking garage, situated on an adjacent parcel of land (21,840 square feet) west of the casino-hotel site, is an eight-level reinforced concrete ramp structure, built in 1981. Including the bus drive-through area, a bus patron waiting room and an electrical room, it totals an area of 197,100 square feet and provides parking for approximately 475 vehicles. New Claridge is currently constructing a self-parking garage, located on a parcel of land (29,120 square feet) connected to the existing valet-parking garage. Construction of the garage is expected to be completed in mid-1996. The combined garage facility will provide parking for approximately 1,200 vehicles. The office building, situated on an adjacent parcel of land (7,766 square feet), is a two-story reinforced concrete and brick structure with a flat roof. Constructed about 50 years ago, its interior has been modernized. The building is utilized as an administration facility, and totals an area of 14,020 square feet. All of the existing facilities are owned by the Partnership and are leased to New Claridge under the Operating Lease and the Expansion Operating Lease. The self-parking garage and the property on which it is located are owned by New Claridge.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"). Therefore, there is no established trading market for any class of shares of the Corporation. In October 1983, 562,500 shares of Class A Stock were sold to Oppenheimer Holdings, Inc., and certain officers and employees of Oppenheimer & Co., Inc., (placement agent for the Partnership and the Corporation) at their par value, $.001 per share, and 4,500,000 shares of Class A Stock were privately offered and sold at $1.2336306 per share. At the same time, 562,500 shares of Class B Stock were sold to Webb at their par value, $.001 per share. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock. On June 16, 1989, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and canceled. As of March 28, 1995, there were approximately 450 holders of record of the Class A Stock. The Contingent Payment Rights (see Item
1. Business - "Contingent Payment") received by Releasing Investors may or may not be securities. The Corporation, the Partnership and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such action none of the Corporation, the Partnership or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights.

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

      In addition, the Corporation and the Partnership have agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until the Contingent Payment has been satisfied (see Item 1. Business - "Contingent Payment").

Item 6. SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

                                               1995             1994            1993             1992              1991
                                               -----            ----            ----             ----              ----
                                                            (in thousands except per share data)
Income Statement Data

Net revenues                                  $ 203,348          190,755         189,672          182,204           172,961

Net income (loss)                              $ (1,908)          (6,901)          5,132            6,048             2,181

Net income (loss) per share                      $ (.38)           (1.37)           1.02             1.21               .46


Balance Sheet Data at Year End

Total assets                                   $189,074          190,484         146,338          148,305           154,355

Current assets                                 $ 55,542           59,426          22,736           20,383            21,077

Current liabilities                            $ 40,420           37,003          34,270           34,298            34,285

Long-term debt, net of
 note payable and
 current installments
 of long-term debt                             $ 85,000           85,000          35,259           40,301            50,867


Stockholders' equity                            $ 5,555            7,463          14,364            9,232             3,184

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 1995

        The Corporation had a loss of $2,278,000 before an income tax benefit of $370,000 for the year ended December 31, 1995, as compared to a loss of $9,294,000 before an income tax benefit of $2,393,000 for the year ended December 31, 1994.

        For the year ended December 31, 1995, casino revenue, which is the difference between amounts wagered by and paid to casino patrons, was $169,607,000 (including poker, simulcasting, and keno revenue), an increase of 8.6% over 1994 casino revenue of $156,159,000, and 9.7% higher than 1993 casino revenue. In the first half of 1995, New Claridge discontinued its poker, simulcasting, and keno operations, in order to utilize the gaming space for more profitable slot operations. Casino revenues reportedly earned by all Atlantic City casinos during the year ended December 31, 1995 increased 9.5% over 1994 casino revenue.

        New Claridge earned table games revenue of $39,239,000 during the year ended December 31, 1995, a slight increase over 1994 table games revenue. The increase in table games revenue resulted from an increase in the hold percentage (the ratio of win to drop) to 15.3% in 1995, from 14.2% in 1994, offset by a 6.8% decline in table games drop (the amount of gaming chips purchased by patrons). Citywide, table games drop and revenue, as reported, increased 4.3% and 4.4% respectively, over 1994 levels. The average number of table games available at the Claridge during 1995 decreased 5.4% as a result of the discontinuation of the poker and keno operations; citywide, the average number of table games available in 1995 increased 2.1% from 1994 averages.

        Slot machine revenue earned by New Claridge for the year ended December 31, 1995 totaled $130,353,000, an increase of 11.5% over slot machine revenue earned in 1994. The expansion of New Claridge's casino floor space, with the addition of approximately 500 slot machines, in mid-1994, was reflected in the 14.5% increase in New Claridge's average number of slot machines available in 1995 over 1994 averages. Citywide, the average number of slot machines available in 1995 increased 10.0% over 1994 averages, contributing to the 12.0% increase in citywide slot machine revenues, as reported, for the year ended December 31, 1995 over the prior year.

        New Claridge offers promotional incentives to its customers through its direct marketing program based on their casino play, as well as to prospective customers based on demographic models. For the year ended December 31, 1995, $12,667,000 in cash incentives were issued to patrons through these programs, compared to $11,595,000 issued during the year ended December 31, 1994. In addition, New Claridge offers coin incentives to patrons arriving by bus; during 1995, $12,502,000 of coin incentives were issued to 976,000 bus patrons arriving at the Claridge, compared to $9,179,000 of incentives issued to 835,000 bus passengers in 1994. Competition for bus patrons intensified in 1995. After three years of decreases in the number of bus patrons visiting Atlantic City casinos, in 1995 visitation increased by 10%. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to $12.81 in 1995 from $10.99 in 1994.

        For the year ended December 31, 1995, New Claridge earned hotel revenues of $9,195,000, a 16.1% decrease from 1994 hotel revenues. This decrease was due to a decline in the average room rate, to $55 in 1995 from $67 in 1994, in part as a result of a reduction in the complimentary room rate recorded. Rooms occupancy in 1995 was 92%, in line with the 1994 occupancy. Food and beverage revenues earned in 1995 were $19,769,000, an increase of 7.8% over 1994 revenues. The increase in food and beverage revenues over last year was due to a 3.5% increase in the number of covers (meals served), to 1,775,000 in 1995 from 1,715,000, combined with an increase in the average price per cover to $7.40 in 1995 from $7.14 in 1994. In addition, complimentary revenues earned from beverages served on the casino floor increased 8.7%, as a result of the increase in business volumes in the casino. Other revenues for the year ended December 31, 1995 of $2,136,000 decreased from revenues for the year ended December 31, 1994 of $2,547,000, due to the assumption, in October 1994, of the Claridge's gift shop operation by an outside vendor.

        Total costs and expenses for the year ended December 31, 1995 of $205,626,000 were 2.8% higher than 1994 expenses of $200,049,000, primarily due to the increase in cash incentives issued to casino patrons, which are included in casino expenses. In addition, food and beverage costs for 1995 increased 13.8% over 1994 costs, primarily due to the increase in business volumes. Other expenses for 1995 of $2,961,000 decreased from 1994 levels as a result of the change in the operation of the Claridge's gift shop, as discussed above.

        The Corporation recorded an income tax benefit of $370,000 for the year ended December 31, 1995, which represents the tax refund likely to be realized as a result of the carry forward of Federal net operating losses, net of increased deferred tax credits. For the year ended December 31, 1994, the Corporation recorded an income tax benefit of $2,393,000, which represented the tax refund expected from the carry back of Federal net operating losses net of increased deferred tax credits.

Results of Operations for the Year Ended December 31, 1994

        The Corporation had a loss of $9,294,000 before an income tax benefit of $2,393,000 for the year ended December 31, 1994, as compared to income of $8,554,000 before income tax expense of $3,422,000 for the year ended December 31, 1993.

        Casino revenue was $156,159,000 (including poker, simulcasting, and keno revenue) for the year ended December 31, 1994, a 1.0% increase over 1993 casino revenue of $154,615,000, and 6.7% higher than 1992 casino revenue of $146,357,000. Casino revenue earned by all Atlantic City casinos for 1994, as reported, including poker, simulcasting, and keno revenue, increased 3.9% over 1993 revenue. Although all Atlantic City casinos experienced a decline in business volume in the first quarter of 1994 as a result of the severe weather conditions, New Claridge experienced a greater decline in business as compared to other Atlantic City casinos due to its dependency on customers arriving by bus, its focus on the New York and Northern New Jersey markets, and its lack of a covered self-parking facility.

        Table games revenue (including poker and keno revenue) earned by New Claridge during the year ended December 31, 1994 was $39,069,000, a 4.6% decrease from 1993 table games revenue of $40,959,000. The decrease in table games revenue resulted from a 1.6% decline in table games drop, combined with a decline in the hold percentage to 14.2% in 1994, compared to 14.7% in 1993. Citywide table games drop and revenue for 1994, as reported, increased 0.3% and 3.6%, respectively, over 1993 levels.

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

        During the year ended December 31, 1994, cash incentives offered through

New Claridge's direct marketing program totaled $11,595,000, compared to $10,912,000 for the year ended December 31, 1993. In addition, during 1994, $9,179,000 of coin incentives were issued to 835,000 bus passengers arriving at the Claridge, compared to $7,772,000 of coin incentives issued to 829,000 bus passengers in 1993. The increase in coin incentives per passenger to $10.99 in 1994 as compared to $9.38 in 1993 resulted from efforts to maintain a competitive position with other Atlantic City casino operators, which, starting in the second quarter of 1994, increased the incentives offered in order to increase business levels which had been depressed due to the severe weather experienced during the first quarter of 1994.

        Hotel revenues for the year ended December 31, 1994 of $10,962,000 were 4.0% lower than 1993 revenues of $11,416,000 due to a slightly lower occupancy rate (92% in 1994 compared to 93% in 1993), combined with a lower average room rate ($67 in 1994 compared to $68 in 1993). Food and beverage revenues earned in 1994 totaled $18,346,000, a slight decline from revenues earned in 1993 of $18,597,000; this decrease was due primarily to a decline in the number of covers, to 1,715,000 in 1994 from 1,724,000 in 1993. Other revenues for the year ended December 31, 1994 of $2,547,000 were lower than 1993 revenues of $2,913,000, primarily resulting from the contracting out of the Claridge gift shop operation commencing in October 1994.

        Total costs and expenses for the year ended December 31, 1994 were $200,049,000, an increase of 10.5% over 1993 expenses of $181,118,000, resulting in part from increased interest expense due to the completion of the offering of $85 million of First Mortgage Notes on January 31, 1994. Casino and general and administrative expenses were higher in 1994 as compared to 1993, resulting from marketing and advertising efforts to increase business volume, promote the opening of the expanded casino, and remain competitive with other Atlantic City casino operators, as well as increased payroll costs due to higher staffing levels necessary as a result of the increased casino floor space. In addition, New Claridge recorded $1,972,000 of expense during 1994 relating to its investment obligation to the CRDA, as compared to $665,000 of expense recorded in 1993. This increase in expense resulted from the donation of funds, totaling approximately $3.8 million, representing amounts previously deposited with the CRDA, during the third quarter of 1994. In exchange for the donations, New Claridge received credits equal to fifty-one percent of the donations, to be applied to its obligations commencing after the dates of the donations. New Claridge recorded expense during 1994 to write-down the book value of the donated amounts to the amount of the credits received.

        The Corporation recorded an income tax benefit of $2,393,000 for the year ended December 31, 1994 which represents the tax refund expected from the carry back of Federal net operating losses net of increased deferred tax credits. The Corporation recorded income tax expense of $3,422,000 as a result of the income earned during the year ended December 31, 1993.

Liquidity and Capital Resources

        On January 31, 1994, the Corporation completed an offering of $85 million of Notes (see Item 1. Business - "Corporate Structure"). The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994.

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

(ii) to fund the cost of a 12,000 square foot expansion of New Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

(iii) the acquisition of land, at a cost of $7.5 million, adjacent to New Claridge's existing valet-parking facility, which is being used for the construction of a self-parking facility.

        The balance of the net proceeds from the offering of the Notes are expected to be used as follows:

(i) the construction of the self-parking facility, which commenced in the second quarter of 1995. The total cost of the self-parking facility is estimated to be approximately $20 million, in addition to the cost of the land;

(ii)           the possible purchase of the Contingent Payment (see Item 1.
               Business - "Contingent Payment") granted in 1989 and now held in a trust for the benefit of the Valley of the Sun United Way. On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of the payment of the purchase price, if the purchase occurs after December 31, 1996. The purchase price may also increase if future distributions to Releasing Investors exceed certain amounts; and

(iii) the potential expansion of the Corporation's activities into other gaming markets. On March 16, 1994, Claridge Gaming Incorporated was formed as a wholly-owned subsidiary of the Corporation for the purpose of developing gaming opportunities in other jurisdictions.

        Beginning in 1995, and annually thereafter, the Corporation is required to make an offer ("Excess Cash Offer") to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the Indenture), from the preceding year. If less than $5 million is available to make such payments (i.e. if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1995, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1996.

        At December 31, 1995, the Corporation had working capital of $15,122,000, as compared to working capital of $22,423,000 at December 31, 1994. The decrease in working capital is principally attributable to decreases in cash and cash equivalents of $1,497,000, in prepaid expenses and other current assets of $4,803,000, an increase in accounts payable of $1,098,000, an increase in accrued payroll and related benefits of $1,654,000, and an increase in accrued interest due to the Partnership of $432,000, partially offset by an increase in receivables of $2,461,000. Current liabilities at December 31, 1995 and 1994 included deferred rental payments of $15,078,000, and the $3.6 million loan from the Partnership plus accrued interest thereon of $2,826,000 and $2,394,000 at

December 31, 1995 and 1994, respectively. The deferred rental payments and $3.6 million loan will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at December 31, 1995 and 1994 would have been $36,626,000 and $43,495,000, respectively.

        For the year ended December 31, 1995, cash flows provided by operating activities were $4,892,000, compared to cash flows used in operating activities of $4,465,000 for the year ended December 31, 1994. The increase in cash flows from operating activities was primarily due to improved operating results, as well as a $4 million income tax refund received in the second quarter of 1995; the income tax benefit was included in other current assets at December 31, 1994. Cash flows used in investment activities for the years ended December 31, 1995 and 1994 were $6,389,000 and $9,885,000, respectively. Cash flows used in investment activities for 1995 for additions to property and equipment (including loans to the Partnership for the purchase of furniture, fixtures and equipment replacements, which are reflected in the increase in long-term receivables), included expenditures for the acquisition of land and the construction of the self-parking facility; in 1994, these items included the cost of the expansion of New Claridge's casino capacity and relocation of two restaurants.

        For the year ended December 31, 1995, the Corporation's "Adjusted EBITDA" was $19,897,000, compared to $11,224,000 for the year ended December 31, 1994. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

        New Claridge is obligated under the Operating Lease to lend the Partnership, at an annual interest rate of 14%, any amounts necessary to fund the cost of furniture, fixtures and equipment replacements. The Expandable Wraparound Mortgage, granted by the Partnership to New Claridge, by its terms may secure up to $25 million of additional loans to the Partnership from New Claridge to finance the replacements of furniture, fixtures and equipment, facility maintenance, and engineering shortfalls. The advances to the Partnership are in the form of FF&E Loans and are secured by the Hotel Assets. One half of the FF&E Loan principal is due in the 48th month following the advance, with the remaining balance due in the 60th month following the date of issuance. In connection with the offering of $85 million of First Mortgage Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance internal improvements to the Claridge, which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage. New Claridge is obligated to pay as additional rent to the Partnership the debt service on the FF&E Loans.

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at December 31, 1995 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $127.9 million.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At December 31, 1995, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of December 31, 1995, $28.8 million of basic rent had been abated. The remaining $10 million of available abatement is expected to be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $39.5 million in 1997, as compared to $31.7 million (net of projected abatement) in 1996. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements will become available upon exercising the Contingent Payment option (see Item 1. Business - "Contingent Payment").

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

        The effective tax rate was (16%) for the year ended December 31, 1995 compared to (26%) for the year ended December 31, 1994. The components of income tax expense did not change significantly from the prior year except for the establishment of a valuation allowance of $422,000 which was provided against deferred tax assets as of December 31, 1994. There was no change in the valuation allowance for the year ended December 31, 1995.

Recently Issued Accounting Pronouncements

        In the first quarter of 1996, the Corporation will adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement No. 121 requires a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the company should evaluate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. Management believes that the adoption of Statement No. 121 will not have a significant impact on its consolidated financial position or results of operations.

        The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires either a change in accounting or additional disclosures for stock-based compensation plans. Management intends to adopt the disclosure election of the Standard.

Factors Which May Influence the Corporation's Future Operating Results

        The continued expansion of casino gaming, lotteries, including video lottery terminals (VLTs), and offtrack betting in other nearby states, particularly Pennsylvania, Delaware, Maryland, or New York, could have an adverse effect on the Atlantic City market and on the Corporation's future operating results. Prior to the November 1994 elections, it was believed that the legalization of casino gaming in at least limited forms in Philadelphia and other areas of Pennsylvania was a significant possibility. However, the Pennsylvania Governor, Tom Ridge, has indicated that he will require a statewide vote on gaming, as well as local referendum; the requirement for a statewide vote would make the legalization of casino gaming in Pennsylvania a more difficult and expensive possibility than previously anticipated. Legislation to put the issue before Pennsylvania voters was introduced several times, but none has so far succeeded. Management believes that, should casino gaming be legalized in the future in Philadelphia, the effects on Atlantic City casinos and on the Claridge would depend upon the form and scope of such gaming. In December 1995, two racetracks in Delaware began offering slot machines at their facilities, with a third racetrack in negotiations to build another slot machine facility. In October 1996, the Mohegan Sun Resort is expected to open in Uncasville, Connecticut, near the Foxwoods operation. This facility, owned by the Mohegan Indians, is expected to have 150,000 square feet of gaming space, with 3,000 slot machines and 180 table games. The continued expansion of casino gaming, lotteries, including VLTs, and offtrack betting in other nearby states could also have a negative effect on the Atlantic City market. In addition to the expansion of casino gaming in other states, expansions to existing casinos in Atlantic City, as well as the possible addition of new casino properties, and the opening of the new convention center in 1997 could have an impact on the Atlantic City market and the Corporation's future operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-27 of the report.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THIS REGISTRANT

  Name                                        Office                      Age
  ----                                        ------                      ---

  David W. Brenner          Chairman, Director                             60
  Robert M. Renneisen       President, Director                            49
  Shannon L. Bybee          Director                                       58
  A. Bruce Crawley          Director                                       50
  Ned P. DeWitt             Director                                       56
  Donald G. Drapkin         Director                                       48
  James M. Montgomery       Director                                       56
  James W. O'Brien          Director                                       60
  Mark H. Sayers            Director                                       46
  Jean I. Abbott            Vice President                                 40
  Frank A. Bellis, Jr.      Senior Vice President,  Secretary              42
  Albert T. Britton         Executive Vice President                       39
  Glenn S. Lillie           Vice President                                 47
  Gloria E. Soto            Vice President, Assistant Secretary            47
  Raymond A. Spera          Executive Vice President, Treasurer            39
  Peter F. Tiano            Executive Vice President                       60

Business Experience

        Mr. Brenner has served as a member of the Board of Directors of the Corporation since February 1991, and became Chairman of the Board of Directors in August 1993. He served as President of the Philadelphia Sports Congress from January 1987 through June 1994. Mr. Brenner served as Chairman of the Hospital and Higher Education Facilities Authority of Philadelphia from January 1986 to June 1992, as Director of Commerce of the City of Philadelphia from January 1984 to September 1986, and as Director of Finance from April 1991 through December 1991. He was with the accounting firm of Arthur Young & Company from 1957 to September 1983. He was managing partner of the Philadelphia office of Arthur Young from November 1969 until March 1980.

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

        Mr. DeWitt has served as a member of the Board of Directors of the Corporation since May 1995. Mr. DeWitt has served as President, Chief Executive Officer, and a member of the Board of Directors of LBE Technologies, Incorporated, in Saratoga, California, since November 1994. From November 1993, to August 1994, he served as President of SEGA Enterprises, (USA) in Redwood City, California. Mr. DeWitt also served as President of the Entertainment Group of Madison Square Garden from July 1990, to August 1991, and as President of Source Service Group of Irving, Texas, from December 1986 to April 1989. He also served, from 1973 through 1982, as President and Chief Executive Officer of Six Flags Corporation.

        Mr. Drapkin has served as a member of the Board of Directors of the Corporation since October 1995. He has been Vice Chairman of McAndrews & Forbes Holdings, Incorporated, since March 1987. From 1979 to 1987, Mr. Drapkin was a partner with the law firm of Skadden, Arps, Slate, Meagher & Flom.

        Mr. Montgomery has served as a member of the Board of Directors of the Corporation since March 1995. Since 1978, he has served as President of Houze, Shourds, and Montgomery, Inc., a management consulting firm located in Long Beach, California. Prior to 1978, Mr. Montgomery held various managerial positions with Rohr Industries, Inc. and Rockwell International.

        Mr. O'Brien has served as a member of the Board of Directors of the Corporation since June 1988, and was Executive Vice President of the Corporation from June 1994 to December 1995. Mr. O'Brien also served as President and Chief Operating Officer of New Claridge from June 1994 to December 1995. Mr. O'Brien was the Corporation's Acting Chairman of the Board from October 20, 1988 to November 22, 1988. Mr. O'Brien served as Vice President of Human Resources of Genesco, Inc. of Nashville, Tennessee from July 1987 to August 1993. He was Vice President of Human Resources of Southwest Forest Industries of Phoenix, Arizona from February 1986 to May 1987. He was President of Del E. Webb Hotel Group from April 1982 to January 1986 and as Chief Executive Officer and a Director of the Corporation from October 1983 to January 1986.

        Mr. Sayers has served as a member of the Board of Directors of the Corporation since February 1990. Mr. Sayers has served as Vice President of EMES Management Corporation, a real estate management and development company, of New York, New York, since February 1976.

        Ms. Abbott served as a member of the Board of Directors of the Corporation from August 1989 to June 1994, and served as a consultant to the Corporation until March 26, 1994, at which time she became a Vice President of New Claridge. Currently, Ms. Abbott serves as Executive Vice President of

Marketing and Casino Operations of New Claridge; a position she has held since July 1995. From October 1992 to July 1993, Ms. Abbott was Finance Director for the United Way of Atlantic County. She was Assistant Professor at Stockton State College from September 1989 to June 1991. She served as Senior Vice President, Treasurer of the Corporation and Senior Vice President, Controller of New Claridge from May 1987 to September 1989. She was Vice President, Controller of New Claridge from October 1985 to May 1987 and she was Director of Finance of New Claridge from April 1984 to October 1985. From October 1980 through April 1984, Ms. Abbott held various executive positions with New Claridge and Old Claridge.

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

        Mr. Britton has served as Executive Vice President of the Corporation since June 1994 and as President and Chief Operating Officer of New Claridge since January 1996. He served as Executive Vice President and General Manager of New Claridge from February 1994 through July 1995, and as Executive Vice President from August 1995 through December 1995. He served as a Vice President of the Corporation from June 1992 to June 1994, and as Executive Vice President of Operations of New Claridge from December 1992 to February 1994. He was Senior Vice President of Operations of New Claridge from December 1991 to December 1992, and Vice President of Casino Operations from June 1990 to November 1991. From July 1981 through June 1990, Mr. Britton has held various positions in both accounting and casino operations with New Claridge and Old Claridge.

        Mr. Lillie has served as Vice President of the Corporation from June 1992 and as Vice President of Marketing Communications of New Claridge since December 1995. He served as Vice President of Public Affairs of New Claridge from February 1990 to December 1995. He was Vice President of Marketing Communications of New Claridge from April 1985 to February 1990, Director of Public Relations from March 1982 to January 1983, and Training Manager from November 1980 to February 1982. From February 1983 to April 1985, Mr. Lillie was employed as the Director of Public Relations of the Tropicana Hotel and Casino in Atlantic City.

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

        Mr. Spera has served as Executive Vice President of the Corporation since August 1993. He served as Vice President of the Corporation from December 1989 to August 1993, and as Assistant Secretary of the Corporation from December 1991 to August 1993. He also has served as Executive Vice President of Finance and Corporate Development of New Claridge since December 1992. Mr. Spera was Senior Vice President of Finance and Corporate Development of New Claridge from December 1991 to December 1992 and Vice President of Finance of New Claridge from December 1989 to December 1991. From April 1982 through November 1989, Mr. Spera has held various accounting positions with New Claridge and Old Claridge.

Prior to joining New Claridge, he spent three years with the accounting firm of KPMG Peat Marwick LLP.

        Mr. Tiano has served as Executive Vice President of the Corporation since June 1994 and as Executive Vice President and General Manager of New Claridge since July 1995. He served as Executive Vice President of Operations of New Claridge from February 1994 through June 1995. He served as a Vice President of the Corporation from June 1992 to June 1994. Mr. Tiano was Executive Vice President of Administration of New Claridge from December 1992 to February 1994, Senior Vice President of Administration of New Claridge from December 1991 to December 1992, Vice President of Administration from September 1986 to December 1991, and Director of Human Resources from June 1984 to September 1986. Prior to joining New Claridge, he was Assistant Director of Human Resources for the Institute of Scientific Information of Philadelphia, Pennsylvania from 1972 to 1984.

        Further information regarding the directors and certain executive officers of the Corporation and/or New Claridge is incorporated by reference to the information contained under the caption "Voting" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 1996.

Item 11. EXECUTIVE COMPENSATION

        Information contained under the caption "Executive Compensation" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 1996 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Common Stock.

        On June 16, 1989, in accordance with the terms of the Restructuring Agreement, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and canceled.

        As of December 31, 1995, there were no beneficial owners of more than 5% of the Corporation's Class A Stock.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Partnership has a direct material interest in the Expandable Wraparound Mortgage Loan Agreement, the Operating Lease and the Expansion Operating Lease together with amendments thereto. See Item 1.
Business - "Corporate Structure."

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

                  3(a) Copy of Certificate of Incorporation of the Corporation.

                  3(b)     Copy of By-Laws of the Corporation as amended.

                  3(c) Copy of Certificate of Amendment of The Certificate of Incorporation of the Corporation dated June 15, 1989.

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

                  10(ak) Form of Collateral Trust Agreement among the Corporation, New Claridge, the Partnership and the Collateral Trustee. Incorporated by reference to
                           Exhibit 4.4 to Pre- Effective Amendment No. 2 to Form S-1 Registration Statement (file number 33-71550) dated January 18, 1994.

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

                  10(ax)   Copy of Amended Employment Agreement between Robert
                           M. Renneisen and The Claridge at Park Place,
                           Incorporated dated February 6, 1995. Incorporated by reference to Exhibit 10(ax) to Form 10-K for the year ended December 31, 1994.

                  10(ay)   Copy of Amended Employment Agreement between Albert
                           T. Britton and The Claridge at Park Place,
                           Incorporated dated February 6, 1995. Incorporated by reference to Exhibit 10(ay) to Form 10-K for the year ended December 31, 1994.

                  10(az) Copy of Amended Employment Agreement between Peter F. Tiano and The Claridge at Park Place, Incorporated dated February 6, 1995. Incorporated by reference to
                           Exhibit 10(az) to Form 10-K for the year ended December 31, 1994.

                  10(ba)   Copy of Amended Employment Agreement between Raymond
                           A. Spera and The Claridge at Park Place, Incorporated dated February 6, 1995. Incorporated by reference to
                           Exhibit 10(ba) to Form 10-K for the year ended December 31, 1994.

                  10(bb) Copy of Supplemental Executive Retirement Plan of The Claridge at Park Place, Incorporated effective January 1, 1994. Incorporated by reference to Exhibit 10(bb) to Form 10-K for the year ended December 31, 1994.

                  10(bc) Amendment to Long-Term Management Incentive Plan of The Claridge Hotel and Casino Corporation effective June 5, 1995.

                  10(bd) Option Agreement between The Claridge Hotel and Casino Corporation, Philip J. Dion, as Trustee for the Valley of the Sun United Way, and Atlantic City Boardwalk Associates, L.P., dated November 29, 1995.

                  10(be) Escrow Agreement between The Claridge Hotel and Casino Corporation, Philip J. Dion, as Trustee for the Valley of the Sun United Way, and IBJ Schroder Bank & Trust Company dated November 29, 1995.

                  10(bf) Side Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P. dated November 29, 1995.

                  10(bg) First Amendment to the Option Agreement between The Claridge Hotel and Casino Corporation, Philip J. Dion, as Trustee for the Valley of the Sun United Way, and Atlantic City Boardwalk Associates, L.P. dated January 30, 1996.

                  10(bh) First Amendment to the Side Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P. dated February 21, 1996.

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

                      CLARIDGE HOTEL AND CASINO CORPORATION


Dated:  March 28, 1996   By:/s/ ROBERT M. RENNEISEN     By:/s/ RAYMOND A. SPERA
- ----------------------   --------------------------     -----------------------
                         Robert M. Renneisen            Raymond A. Spera
                         Chief Executive Officer        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                 Capacity                           Date
         ---------                 --------                           ----

/s/ DAVID W. BRENNER              Chairman, Director             March 28, 1996
- ---------------------
David W. Brenner

/s/ ROBERT M. RENNEISEN           President, Director            March 28, 1996
- ------------------------          (Chief Executive Officer)
Robert M. Renneisen

/s/ SHANNON L. BYBEE               Director                      March 28, 1996
- --------------------
Shannon L. Bybee

/s/ A. BRUCE CRAWLEY              Director                       March 28, 1996
- ---------------------
A. Bruce Crawley

/s/ NED P. DEWITT                  Director                      March 28, 1996
- -----------------
Ned P. DeWitt

/s/ DONALD G. DRAPKIN              Director                      March 28, 1996
- ---------------------
Donald G. Drapkin

/s/ JAMES M. MONTGOMERY           Director                       March 28, 1996
- ------------------------
James M. Montgomery

/s/ JAMES W. O'BRIEN              Director                       March 28, 1996
- ---------------------
James W. O'Brien

/s/ MARK H. SAYERS                Director                       March 28, 1996
- -------------------
Mark H. Sayers

/s/ RAYMOND A. SPERA              Executive Vice President       March 28, 1996
- --------------------              (Chief Financial Officer/
Raymond A. Spera                  Treasurer)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE





                                                                        Page
                                                                   Reference In
                                                                     Report on
                                                                     Form 10-K
                                                                   ------------

Independent Auditors' Report......................................      F-2

Consolidated Balance Sheets at December 31, 1995 and 1994.........      F-3

Consolidated Statements of Operations and Accumulated Earnings
 for the Years Ended December 31, 1995, 1994 and 1993.............      F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993................................      F-5

Notes to Consolidated Financial Statements........................      F-7

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts..........     F-27


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Claridge Hotel and Casino Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              KPMG Peat Marwick LLP
Short Hills, New Jersey
March 6, 1996

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1995 and 1994
                             (dollars in thousands)

                                                                                                 1995              1994
                                                                                               ---------         ------
Assets
- ------
Current Assets:
        Cash and cash equivalents                                                               $ 35,747             37,244
        Receivables, net (including $15,391 and $13,656 in 1995
          and 1994, respectively, due from Partnership) (note 3)                                  16,808             14,347
        Inventories                                                                                  279                324
        Prepaid expenses and other current assets                                                  2,708              7,511
                                                                                                --------           --------
               Total current assets                                                               55,542             59,426
                                                                                                --------           --------

Property and equipment (note 4)                                                                   36,848             20,504
        Less accumulated depreciation and amortization                                           (12,380)           (11,189)
                                                                                                --------           --------
               Net property and equipment                                                         24,468              9,315
                                                                                                --------           --------

Long-term receivables due from Partnership (note 3)                                              104,207            114,244
Deferred charges at cost, less accumulated amortization                                            2,930              3,488
Other assets (note 5)                                                                              1,927              4,011
                                                                                                --------           --------
                                                                                                $189,074            190,484
                                                                                                ========           ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
        Accounts payable                                                                        $  3,880              2,782
        Loan from the Partnership (note 6)                                                         3,600              3,600
        Other current liabilities (note 7)                                                        32,940             30,621
                                                                                                --------           --------
               Total current liabilities                                                          40,420             37,003
                                                                                                --------           --------

Long-term debt (note 8)                                                                           85,000             85,000
Deferred rent due to Partnership (note 12)                                                        30,747             33,133
Deferred income taxes (note 11)                                                                    7,123              7,885
Other noncurrent liabilities (note 9)                                                             20,229             20,000

Commitments and contingent liabilities (notes 12 and 14)

Stockholders' equity (notes 15 and 16):
        Common stock
          Class A, par value $.001, authorized and
            issued 5,062,500 shares                                                                    5                  5
        Additional paid-in capital                                                                 5,048              5,048
        Accumulated earnings                                                                         502              2,410
        Treasury stock, 16,436 and 8,218 Class A shares at
          cost in 1995 and 1994, respectively                                                        -0-                -0-
                                                                                                --------           --------

               Total stockholders' equity                                                          5,555              7,463
                                                                                                --------           --------

                                                                                                $189,074            190,484
                                                                                                ========           ========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Accumulated Earnings
              For the Years Ended December 31, 1995, 1994 and 1993
                      (in thousands except per share data)


                                                                             1995                1994              1993
                                                                          ---------            --------           ------

Revenue:
        Casino                                                             $169,607             156,159            154,615
        Hotel                                                                 9,195              10,962             11,416
        Food and beverage                                                    19,769              18,346             18,597
        Interest from the Partnership                                        17,195              17,906             17,974
        Interest, other                                                       1,772               1,519                168
        Other                                                                 2,136               2,547              2,913
                                                                           --------            --------          ---------
                                                                            219,674             207,439            205,683
        Less promotional allowances (note 10)                                16,326              16,684             16,011
                                                                           --------            --------          ---------

            Net revenues                                                    203,348             190,755            189,672
                                                                           --------            --------           --------

Costs and expenses:
        Casino                                                               92,571              89,077             81,657
        Hotel                                                                 3,224               3,141              3,228
        Food and beverage                                                    11,783              10,352             10,284
        Other                                                                 2,961               3,615              3,923
        Rent expense to the Partnership (note 12)                            37,638              36,219             34,580
        Rent expense, other (note 12)                                         1,512               1,531              1,645
        General and administrative                                           28,641              28,807             26,951
        Gaming taxes                                                         13,583              12,443             12,360
        Reinvestment obligation expenses (note 5)                             1,442               1,972                665
        Provision for uncollectible accounts                                   (160)                492                207
        Depreciation and amortization                                         2,915               2,444              1,445
        Interest expense, other                                               9,516               9,956              4,173
                                                                           --------            --------           --------

            Total costs and expenses                                        205,626             200,049            181,118
                                                                           --------            --------           --------

Income (loss) before income taxes                                            (2,278)             (9,294)             8,554
Income tax expense (benefit) (note 11)                                         (370)             (2,393)             3,422
                                                                           --------            --------           --------
Net income (loss)                                                            (1,908)             (6,901)             5,132
                                                                           --------            --------           --------

Accumulated earnings  at beginning of period                                  2,410               9,311              4,179
                                                                           --------            --------           --------

Accumulated earnings at end of period                                      $    502               2,410              9,311
                                                                           ========            ========           ========

Net income (loss) per share (note 2(i))                                    $   (.38)              (1.37)              1.02
                                                                           ========            ========           ========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)




                                                                              1995                1994               1993
                                                                            --------            --------            ------
Cash flows from operating activities:
        Net income (loss)                                                   $(1,908)             (6,901)             5,132
        Adjustments to reconcile net income (loss)
          to net cash provided by (used in)
          operating activities:

          Depreciation and amortization                                       2,915               2,444              1,445
          Deferred rent to the Partnership                                   (2,386)             (3,209)            (3,183)
          Deferred interest receivable and
            discount from the Partnership                                    (1,326)             (1,154)            (1,004)
          Reinvestment obligation expenses                                    1,442               1,972                665
          (Gain) loss on disposal of assets                                     (33)                 87                (52)
          Deferred income taxes - noncurrent                                   (762)              1,782              1,154

          Change in assets and liabilities:
            Receivables, net, excluding
             current portion of long-term
             receivables                                                       (629)                497                (36)
            Inventories                                                          45                  99               (131)
            Prepaid expenses and other
             current assets excluding current
             portion of reinvestment obligation
             credit                                                           3,888              (2,815)              (722)
            Accounts payable                                                  1,098                 273                659
            Other current liabilities                                         2,319               2,460              1,513
            Other noncurrent liabilities                                        229                 -0-                -0-
                                                                           --------           ---------          ---------


Net cash flows provided by (used in)
        operating activities                                                  4,892              (4,465)             5,440
                                                                           --------           ---------          ---------



                                   (Continued)



           See accompanying notes to consolidated financial statements

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Cont'd.)
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)



                                                                             1995                1994              1993
                                                                           --------            --------           ------


Cash flows from investment activities:
        Increase in deferred charges                                      $     (59)                (77)              (129)
        Additions to property and equipment, net                            (17,493)             (7,116)            (1,535)
        Additions to other assets                                             1,557              (3,666)            (1,946)
        Proceeds from disposition of property                                    75                  75                 53
        Increase in long-term receivables                                    (2,483)             (9,610)            (3,287)
        Receipt of long-term receivables                                     12,014              10,509              9,481
                                                                         ----------             -------            -------

Net cash flows provided by (used in) investment activities                   (6,389)             (9,885)             2,637
                                                                         ----------             -------            -------

Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                -0-              85,000                -0-
        Payment of long-term debt                                               -0-             (33,559)            (7,942)
        Increase in deferred charges related to issuance
           of long term debt                                                    -0-              (3,340)              (400)
        Payment of revolving credit line
           borrowings                                                           -0-              (9,325)           (21,900)
        Increase in revolving credit line
           borrowings                                                           -0-               7,625             22,600
                                                                        -----------            --------           --------

Net cash flows provided by (used in) financing activities                       -0-              46,401             (7,642)
                                                                        -----------            --------           --------

Increase (decrease) in cash and cash equivalents                             (1,497)             32,051                435

Cash and cash equivalents at beginning
  of period                                                                  37,244               5,193              4,758
                                                                        -----------            --------           --------

Cash and cash equivalents at end of period                              $    35,747              37,244              5,193
                                                                        ===========            ========           ========

Supplemental cash flow disclosures:
        Interest paid, net of amounts capitalized                       $     9,084               5,365              3,741
                                                                        ===========            ========           ========

        Income taxes paid                                               $       677                 181              1,393
                                                                        ===========            ========           ========






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

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 1994. (See Note 8, "Long-Term Debt".)

        The net proceeds of the Notes, totaling $82.2 million net of fees and expenses, were used or will be used as follows: (i) to repay in full on January 31, 1994, the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage; (ii) to expand New Claridge's casino capacity by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which is expected to open in mid-1996; (iv) the possible purchase of the Contingent Payment (see Note 9, "Other Noncurrent Liabilities" and Note 17, "Subsequent Events") granted in 1989 and now held in a trust for the Valley of the Sun United Way; and (v) the potential expansion of the Corporation's activities into other gaming markets.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)  Basis of Presentation

            The consolidated financial statements are prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, New Claridge and Claridge Gaming Incorporated ("CGI"), which was formed in March 1994 for the purpose of developing gaming opportunities in other jurisdictions. All material intercompany accounts and transactions have been eliminated in consolidation.

            The separate financial statements of New Claridge, which is a guarantor of the Notes, are not included because the aggregate assets, liabilities, operations and equity of New Claridge are substantially equivalent to the assets, liabilities, operations and equity of the Corporation on a consolidated basis, and because the separate financial statements and other disclosures concerning New Claridge are not deemed material to holders of Notes. There are no separate financial statements for CGI, which is the only other subsidiary of the Corporation and is not a guarantor of the Notes.

            Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.

        b)  Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        c)  Cash and Cash Equivalents

            Cash and cash equivalents includes investments in interest bearing repurchase agreements in government securities and other investments as permitted in accordance with the terms of the indenture governing the Notes, with maturities of three months or less when purchased. Interest income is recorded as earned.

        d)  Casino Receivables and Revenues

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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

        e)  Inventories

            Inventories are stated at the lower of cost or market, cost being determined principally on a first-in, first-out basis.

        f)  Property and Equipment

            Property and equipment are recorded at cost, and are depreciated using the straight-line method over the following estimated useful lives:

                 Buildings and improvements             39 years
                 Gaming equipment                        5 years

            Interest costs related to the construction of the garage facility are being capitalized, and will be amortized over the estimated useful life of the garage. Total interest capitalized in 1995 was $1,138,000; no interest was capitalized in 1994.

        g)  Deferred Charges

            Deferred charges primarily relate to the January 31, 1994 issuance of the Notes. These charges, which totaled approximately $3.7 million, are being amortized over the term of the Notes. Accumulated amortization of these charges as of December 31, 1995 and 1994 was $896,000 and $428,000, respectively.

        h)  Income Taxes

            Deferred income taxes are provided for temporary differences between financial statement reporting and income tax reporting for rent leveling provisions, asset basis differences, and various other expenses recorded for financial statement purposes.

        i)  Earnings Per Share

            Earnings per share is calculated based on the weighted average shares outstanding (5,050,792 for the year ended December 31, 1995, 5,035,819 for the year ended December 31, 1994, and 5,030,078 for the year ended December 31, 1993).

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
                   Notes to Consolidated Financial Statements (Cont'd.)



3.      RECEIVABLES

        Receivables at December 31, 1995 and 1994 consist of the following:


        Current Receivables                                                                   1995             1994
        -------------------                                                                  ------           ------
                                                                                                 (in thousands)

                  Casino, less allowance for uncollectible accounts
                    of $932,000 and $1,411,000 at
                    December 31, 1995 and 1994, respectively                                $    821              394
                  Hotel, less allowance for uncollectible accounts
                    of $41,000 and $20,000 at December 31,
                    1995 and 1994, respectively                                                   81              112
                  Interest receivable due from the Partnership                                 1,337            1,448
                  Current portion Expandable Wraparound
                    Mortgage due from the Partnership                                         10,000            9,000
                  Current portion of FF&E Promissory notes                                     1,819            1,251
                  Current portion of Expansion/Construction
                    promissory note                                                            2,026            1,763
                  Other, less allowance for uncollectible accounts
                    of $14,000 at December 31, 1995  and 1994                                    724              379
                                                                                            --------          -------
                                                                                            $ 16,808           14,347
                                                                                            ========          =======

         Long-Term Receivables
         ---------------------
                  $127,000,000 Expandable Wraparound Mortgage 14%, maturities through September 30, 2000 (net of $9,815,000 discount and
                    $11,141,000 discount at
                    December 31, 1995 and 1994 respectively)                                $ 63,185           71,859
                  Deferred interest receivable, due
                    September 30, 2000                                                        20,000           20,000
                  FF&E promissory notes, 14%                                                  16,527           15,863
                  Expansion/Construction promissory note, 14%                                  4,495            6,522
                                                                                            --------          -------

                                                                                            $104,207          114,244
                                                                                            ========          =======


         The Expandable Wraparound Mortgage Loan Agreement ("Expandable Wraparound Mortgage") was executed and delivered by the Partnership to New Claridge and is secured by all property of the Partnership. As part of the agreement, New Claridge is obligated to make payments required under any senior mortgage indebtedness, so long as the Partnership is not in default on its obligations under the Expandable Wraparound Mortgage. $20 million in interest was deferred between 1983 and 1988 and will be due upon maturity. Principal payments required under the Expandable Wraparound Mortgage commenced in 1988.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



3.       RECEIVABLES (cont'd.)

         The Expandable Wraparound Mortgage also includes a provision whereby New Claridge will loan the Partnership up to $25 million in the form of FF&E promissory notes ("FF&E Loans"), secured under the Expandable Wraparound Mortgage, for the purchase of property and equipment ("FF&E Replacements"). One half of the FF&E Loan principal is due in 48 months and the remaining balance is due 60 months from the date of issuance of the respective FF&E Loan. During the year ended December 31, 1996, $1,819,000 of principal payments will become due. In connection with the offering of $85 million of Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

         In 1986, the Expandable Wraparound Mortgage was increased up to $17 million to provide the Partnership with funding for the construction of an expansion. Effective on the date that the expansion opened to the public (August 28, 1986), the Partnership commenced making level monthly payments of principal and interest so as to repay on September 30, 1998, in full, the principal balance of this increase in the Expandable Wraparound Mortgage. The Expandable Wraparound Mortgage was amended to require, in addition to the above, principal payments (in equal monthly installments) due during the years 1988 through 1998 in escalating amounts totaling $80 million and on September 30, 2000 a balloon payment of $67 million which includes $20 million of deferred interest.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
               Notes to Consolidated Financial Statements(Cont'd.)



4.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1995 and 1994 consist of the following:

                                                       1995           1994
                                                     --------       ------
                                                         (in thousands)

    Gaming equipment                                  $19,186         18,140
    Land and land improvements                          8,100            -0-
    Construction in progress                            8,204            652
    Leasehold improvements                                745            745
    Capital lease asset                                   613            967
                                                    ---------        -------

                                                       36,848         20,504
    Less accumulated depreciation and amortization     12,380         11,189
                                                    ---------        -------

    Net property and equipment                        $24,468          9,315
                                                    =========        =======

         Construction in progress includes all costs associated with the construction of New Claridge's self-parking garage facility. The total cost of this facility, including construction costs, architectural, engineering, and legal fees, is expected to be approximately $20 million.


5.       OTHER ASSETS

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

         New Claridge has opted to deposit its reinvestment obligation funds with the State Treasurer. Through December 31, 1995, the Corporation has deposited $14,575,000 of which $2,418,000 has been used to purchase bonds issued by the CRDA. Since interest on these bonds and funds deposited is paid at a discounted rate, New Claridge records a valuation allowance of approximately one-third of the reinvestment obligation. In addition, in January 1990, it was determined that certain bonds issued by the CRDA had become impaired, and that the payment of principal and interest was uncertain. As a result, New Claridge has recorded a valuation allowance for the full amount of its investment in these bonds, totaling $1,654,000.

         In the third quarter of 1994, New Claridge made donations to the CRDA of funds, totaling $3,831,000 which had previously been deposited with the State Treasurer. In exchange for these donations, New Claridge

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



5.       OTHER ASSETS (cont'd.)

         received credits from the CRDA equal to 51% of the donations, to be applied to satisfy portions of the reinvestment obligations commencing after the date of the donations. As of December 31, 1995, all of these credits had been used.

         At December 31, 1994, other assets also includes approximately $2.5 million representing an escrow deposit and first mortgage interest in the parcel of land which is being used to construct New Claridge's self-parking facility. This first mortgage interest was satisfied on January 5, 1995 when New Claridge purchased the parcel of land from the mortgagor.

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

         Interest which accrues at 12% per annum is payable in full upon maturity. As of December 31, 1995, such interest, which is included in other current liabilities, amounted to $2,826,000.

7.       OTHER CURRENT LIABILITIES

         Other current liabilities at December 31, 1995 and 1994 consist of the following:

                                                   1995            1994
                                                   ----           -----
                                                      (in thousands)

  Deferred rent, current                         $15,078           15,078
  Accrued payroll and related benefits             7,279            5,625
  Accrued interest, Notes                          4,161            4,161
  Auto/General insurance reserves                  1,037            1,149
  Accrued interest due to Partnership              2,826            2,394
  Other current liabilities                        2,559            2,214
                                                 -------           ------

                                                 $32,940           30,621
                                                 =======           ======

         The amount of deferred rent as of December 31, 1995 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



8.       LONG-TERM DEBT

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

         Beginning in 1995, and annually thereafter, the Corporation is required to make an offer ("Excess Cash Offer"), to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the indenture governing the Notes (the "Indenture")), from the preceding year. If less than $5 million is available to make such purchases (i.e., if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1995, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1996.

         The Indenture restricts the declaration or payment of dividends or distributions on redemptions of capital stock by the Corporation and its subsidiaries, other than (i) dividends or distributions payable in equity interests of the Corporation or such subsidiaries, (ii) dividends or distributions payable to the Corporation or any wholly-owned subsidiary, or (iii) dividends by a subsidiary on its common stock if such dividends are paid pro-rata to all holders of such common stock.


9.       OTHER NONCURRENT LIABILITIES

         Pursuant to the Restructuring Agreement, Webb retained an interest, which was assigned to the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



9.       OTHER NONCURRENT LIABILITIES (cont'd.)

         respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of December 31, 1995, accrued interest would have amounted to approximately
         $36.8 million.

         In connection with the restructuring, Webb agreed to grant those investors in the Corporation and the Partnership ("Releasing Investors"), from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the investors provided releases and became Releasing Investors. Payments to Releasing Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment (See Note 17, "Subsequent Events"). The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. As a result, if the option is exercised, any obligation to pay the accrued interest, as discussed above, would be eliminated, except in respect of the obligation to the Releasing Investors.

10.      PROMOTIONAL ALLOWANCES

         The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 1995, 1994 and 1993 has been allocated to casino expenses as follows (in thousands):

                                     1995          1994           1993
                                     ----          ----           ----

            Hotel                  $ 2,944         2,570           2,251
            Food and beverage        9,655         9,864           9,650
            Entertainment              784           737             667
                                   -------        ------          ------

                 Total             $13,383        13,171          12,568
                                   =======        ======          ======

11.      INCOME TAXES

         The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



11.      INCOME TAXES (cont'd.)

         the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Effective January 1, 1993, the Corporation adopted Statement No. 109 on a prospective basis. There was no effect on the Corporation's statement of operations for the year ended December 31, 1993 as a result of the adoption of Statement No. 109.

         The (benefit) provision for income taxes is comprised of the following (in thousands):

                                                1995          1994       1993
                                                ----          ----       ----
         Current:
           Federal                            $  (285)      (4,175)      1,928
           State                                  -0-          -0-         340
         Deferred                                 (85)       1,782       1,154
                                              --------       -----       -----

                                              $  (370)      (2,393)      3,422
                                              =======       =======      =====

         The (benefit) provision for income taxes differs from the amount computed at the statutory rate as follows (in thousands):
                                                 1995         1994        1993
                                                 ----         ----        ----

         Computed "expected" tax expense $ (775) (3,160) 2,908 Increase (reduction) in income taxes resulting from:
           Change in the valuation allowance      -0-          422         -0-
           State income tax, net of federal
             income tax benefit                  (137)        (558)        514
           Meals and entertainment                550          579         -0-
           Other                                   (8)         324         -0-
                                              --------      ------      ------

                                             $(   370)      (2,393)      3,422
                                              =======       =======      =====

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
                   Notes to Consolidated Financial Statements (Cont'd.)



11.      INCOME TAXES (cont'd.)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below (in thousands):
                                                             1995       1994
                                                             ----       ----
         Deferred tax assets:
           Net operating loss                             $ 2,384        736
           Rent leveling                                   13,074     12,717
           Accrued expenses                                 1,573      1,491
           Other                                              517        233
                                                          -------    -------
                  Total gross deferred tax assets          17,548     15,177
                  Less valuation allowance                   (422)      (422)
                                                          -------    --------
                  Net deferred tax assets                  17,126     14,755
                                                          -------    -------
         Deferred tax liabilities:
           Gaming equipment, due to differences in
             depreciation                                  (1,175)      (907)
           Difference between book and tax basis of
             Expandable Wraparound Mortgage receivable    (21,320)   (20,007)
           Difference between book and tax basis of
             receivables                                   (1,740)    (1,705)
           Other                                              (14)       (21)
                                                          -------    -------
                  Total gross deferred tax liabilities    (24,249)   (22,640)
                                                          --------   -------

                  Net deferred tax liability              $(7,123)    (7,885)
                                                          =======    =======

         There was no change in the valuation allowance for the year ended December 31, 1995.

         The Corporation recorded an income tax benefit of $370,000 and $2,393,000 for the years ended December 31, 1995 and 1994, respectively, which represents the tax refund expected from the carry back of Federal net operating losses net of increased deferred tax credits. As of December 31, 1995 and 1994, the current portion of the income tax benefit of approximately $285,000 and $4,200,000, respectively, was included in other current assets.

         The principal items comprising the deferred tax provision in 1995 included rent leveling of ($350,000), Expandable Wraparound Mortgage discount expense of $1,300,000, depreciation expense of $270,000 and net operating loss carry forwards of ($1,600,000).

         The principal items comprising the deferred tax provision in 1994 included rent leveling of $1,280,000, Expandable Wraparound Mortgage discount expense of $460,000, bad debt expense of ($80,000) and depreciation expense of $200,000.

         The principal items comprising the deferred tax provision in 1993 included rent leveling of $1,270,000, Expandable Wraparound Mortgage discount expense of $402,000, bad debt expense of $42,000, and income related to debt forgiveness of ($520,000).

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



11.      INCOME TAXES (cont'd.)

         As a result of the restructuring in 1989, the amount of debt forgiven resulted in the loss or reduction of various tax attributes including tax operating loss carry forwards of $30,400,000, unused tax credits of $1,041,000 and reduction in tax basis of assets by $89,178,000. As a result of the reduction in tax basis of assets, cash payments for income taxes will significantly exceed income tax expense for financial statement purposes in future years. The above amounts have been adjusted to reflect settlements of the Internal Revenue Service ("IRS") audits of the years 1983 through 1987. During 1995 the Corporation received notice from the IRS asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. The Corporation has filed a petition to appeal the entire amount of this asserted deficiency. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's consolidated financial statements.

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

         Minimum future basic lease payments under the initial term of the Operating Lease, as amended, as of December 31, 1995 (net of expected abatements, as discussed below) are as follows (in thousands):

           1996                                        $  31,682
           1997                                           39,501
           1998 (through September 30, 1998)              32,531
                                                       ---------
           Total Minimum                                $103,714
                                                       =========

         Also, additional rent payments are required based upon fixed assets

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



12.      OPERATING LEASE (cont'd.)

         purchased by the Partnership (the FF&E Replacements, Note 3) and then leased to New Claridge. For the years ended December 31, 1995, 1994 and 1993, expense resulting from the Operating Lease amounted to $37,638,000, $36,219,000 and $34,580,000, respectively, of which
         ($2,386,000), ($3,209,000) and ($3,183,000) of rental expense is attributable to the requirement under Statement of Financial Accounting Standards No. 13 to provide a level rent expense for those leases with escalating payments. Under terms of the Operating Lease, the Partnership is responsible for taxes, assessments, insurance, maintenance and repairs and other costs related to use and occupancy of the Hotel Assets.

         New Claridge entered into an Expansion Operating Lease Agreement with the Partnership whereby New Claridge leased the expansion facility for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount is adjusted based on the Consumer Price Index but any increase may not exceed two percent per annum. Basic annual rent for 1995, 1994 and 1993 amounted to $4,625,000, $4,534,000, and $4,445,000, respectively. If the term of the Expansion Operating Lease is extended, basic annual rent will be calculated pursuant to a formula, with such rent not to be more than $3,000,000 nor less than $2,500,000 and not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

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

         Effective with the consummation of the restructuring in June 1989, the Operating Lease Agreement and the Expansion Operating Lease Agreement were amended to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent payable through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of basic rent allowable under the Operating Lease of $15,078,000 was reached. On August 1, 1991, the Operating Lease Agreement and Expansion Operating

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



12.      OPERATING LEASE (cont'd.)

         Lease Agreement were further amended to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. As of December 31, 1995, $28.8 million of basic rent had been abated. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment and further abatements will become available upon exercising the Contingent Payment option (see Note 17, "Subsequent Events").

         Effective with the closing of the Restructuring on June 16, 1989, lease expense recognized on a level basis is reduced prospectively, from the use of a revised schedule of rent leveling relative to the abatement of certain rents beginning in 1992.

         If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

         New Claridge also leases supplemental office, warehouse, and surface parking spaces in nearby lots. For the years ended December 31, 1995, 1994, and 1993, operating lease expense for these facilities amounted to $1,512,000, $1,531,000 and $1,645,000, respectively. The minimum future lease payments due under these leases total $783,000 in 1996, $755,000 in 1997, $735,000 in 1998, $736,000 in 1999, and $739,000 in
         2000.

         On March 8, 1991, New Claridge entered into an operating lease agreement to lease certain computer equipment. For the years ended December 31, 1994 and 1993 operating lease expense for the computer equipment amounted to $77,000, and $308,000, respectively. New Claridge had an option to acquire the equipment at the end of the lease term at the then fair market value of the equipment. This option was exercised on February 28, 1994.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments" requires the Corporation to disclose estimated fair value for its financial instruments. The Corporation adopted SFAS No. 107 for the year ended December 31, 1995. The estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgement, and therefore cannot be determined with precision; changes in these assumptions could significantly affect the estimates.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
                   Notes to Consolidated Financial Statements (Cont'd.)



13.      FAIR VALUE OF FINANCIAL INSTRUMENTS (cont'd.)

         The carrying amounts and estimated fair values of the Corporation's financial instruments as of December 31, 1995 are as follows (in thousands):
                                                          Carrying       Fair
                                                            Amount      Value
                                                          --------      -----

             Financial Assets:
                  Cash and cash equivalents                $ 35,747     35,747
                  Long-term receivables
                   due from the Partnership (including
                   current portion)                         118,052       n/a
                  Reinvestment obligation funds               1,479      1,479

             Financial Liabilities:
                  Loan from the Partnership                   3,600       n/a
                  Long term debt                             85,000     71,613
                  Deferred rent due to the Partnership       30,747       n/a
                  Contingent payment                         20,000       n/a

         The following assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents

         The carrying amounts reflected on the Corporation's Consolidated Balance Sheet approximate the fair value because of the short maturity (90 days or less) of these instruments.

         Reinvestment obligation funds

         The reinvestment obligation funds, which are included in Other assets on the Corporation's Consolidated Balance Sheet, consist of required investments imposed by the Casino Control Act. The reinvestment obligation funds are stated net of a valuation allowance reflecting the below market interest rates associated with the investments. As a result, the carrying values of these investments approximate their fair values.

         Long-term debt

         The fair value of the Corporation's long-term debt is estimated based on the quoted market price of the Notes as of December 31, 1995.

         Long-term receivables due from Partnership, Loan from the Partnership, Deferred rent due to the Partnership

         Due to the nature of the relationship between the Corporation and the Partnership, estimation of the fair value of the financial instruments

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



13.      FAIR VALUE OF FINANCIAL INSTRUMENTS (cont'd.)

         due to and due from the Partnership is not practical as there is no trading market for these financial instruments. (See Note 3, "Receivables", Note 6, "Loan from the Partnership" and Note 12, "Operating Lease", for a description of the terms of these instruments.)

         Contingent Payment

         There is no market for the Contingent Payment; therefore, estimation of the fair value of the Contingent Payment is not practical. (See Note 9, "Other Noncurrent Liabilities" and Note 17, "Subsequent Events" for a description of the Contingent Payment and the option to purchase the Contingent Payment.)

14.      CONTINGENCIES

         a)       Licensing

                  On September 22, 1995, New Claridge was issued a four-year casino license by the Commission for the period commencing September 30, 1995.

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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
                   Notes to Consolidated Financial Statements (Cont'd.)



15.      RELATED PARTY TRANSACTIONS (cont'd.)

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

                  On June 5, 1995, the Corporation's Board of Directors amended the Plan by creating 100 Additional Equity Units to be issued to certain key employees and 100 Director Equity Units to be issued to the individual members of the Board of Directors (the "Directors"). The aggregate value of the Additional Equity Units is 5.59 percent and the aggregate value of the Director Equity Units is 4 percent of certain amounts as

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)




15.      RELATED PARTY TRANSACTIONS (cont'd.)

                  further defined in the Plan. Vesting of the Additional Equity Units occurs if a Transaction results in the Claimholders of the Claridge receiving cash or marketable securities having a certain value all as further defined and described in the Plan. Vesting of the Director Equity Units occurs according to a vesting schedule stated in the Plan and also is tied to the occurrence of a Transaction having a certain value.

16.      PARENT COMPANY INFORMATION

         The Corporation owns all of the outstanding common stock of New Claridge, which it purchased for $5,000,000. The balance sheet accounts of the Corporation as of December 31, 1995 and 1994 include the following:

                                                            1995       1994
                                                            ----       ----
                                                            (in thousands)

         Cash                                          $     -0-          2
         Investment in New Claridge                       87,206     87,206
         Other assets                                      8,217      7,219
                                                         -------    -------

                  Total assets                          $ 95,423     94,427
                                                         =======    =======

         Long-term debt                                 $ 85,000     85,000
         Other liabilities                                 9,729     17,517
         Stockholders' equity (deficiency)                   694     (8,090)
                                                        --------    -------
                  Total liabilities and
                    stockholders' equity (deficiency)   $ 95,423     94,427
                                                         =======    =======


         For the year ended December 31, 1995, the Corporation recorded income of $15,009,000, representing dividends received from New Claridge to fund the payment of interest on the Notes; this income is eliminated in the consolidation with the financial statements of New Claridge. No income was recorded for the years ended December 31, 1994 and 1993.The Corporation's expenses for the years ended December 31, 1995, 1994 and 1993 amounted to $6,225,000, $7,518,000, and $599,000, respectively, including income tax benefit of $4,235,000, $3,908,000, and $-0-, respectively. These amounts represent the results of operations of the Corporation for the respective periods before equity in the results of New Claridge. For the year ended December 31, 1995, New Claridge had net income of $4,317,000, as compared to net income of $617,000 and $5,731,000 for the years ended December 31, 1994 and 1993, respectively.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



16.      PARENT COMPANY INFORMATION (cont'd.)

         Changes in the Corporation's financial position for the years ended December 31, 1995, 1994 and 1993 were as follows (in thousands):


                                                                             1995                1994               1993
                                                                           --------            --------           ------

        Cash flows from operating activities:
            Net income (loss)                                             $  8,784             (7,518)             (599)
            Adjustments to reconcile net income (loss) to net
              cash provided by (used in) operating activities:
            Amortization                                                       468                428               -0-
            Change in assets and liabilities:
            Other assets                                                    (1,466)            (3,849)              (57)
            Other liabilities                                               (7,788)            11,487             1,056
                                                                          --------             ------             -----

        Net cash flows provided by (used in) operating activities               (2)               548               400
                                                                          --------             ------             -----

            Cash flows from financing activities:
            Proceeds from issuance of long-term debt                            -0-            85,000                -0-
            Increase in deferred charges related to issuance
              of long term debt                                                 -0-            (3,340)             (400)
            Equity contribution to New Claridge                                 -0-           (82,206)               -0-
                                                                          ---------           -------              -----

        Net cash flows provided by financing activities                         -0-              (546)             (400)
                                                                          ---------           -------              -----

        Increase (decrease) in cash and cash equivalents                        (2)                 2                -0-

        Cash and cash equivalents at beginning of period                         2                 -0-               -0-
                                                                          ---------           --------             -----

        Cash and cash equivalents at end of period                        $     -0-                 2                -0-
                                                                          =========           =========            ======

        Supplemental cash flow disclosures:
          Interest paid, net of amounts capitalized                       $  8,850              5,021                -0-
                                                                          =========           =========            ======

        Income taxes paid                                                 $     -0-                -0-               -0-
                                                                          =========           =========            ======



                    THE CLARIDGE HOTEL AND CASINO CORPORATION
                   Notes to Consolidated Financial Statements (Cont'd.)



17.     SUBSEQUENT EVENTS

        On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment (see Note 9, "Other Noncurrent Liabilities"). The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Investors exceed $20 million.

        Upon exercise of the option, it is anticipated that the Contingent Payment will be canceled so that neither the Corporation nor the Partnership will have any obligation to make any payment in respect of the Contingent Payment before making a distribution to shareholders or limited partners. Upon the purchase and cancellation, however, the Corporation and the Partnership will remain obligated to make payments to the Releasing Investors, in respect of the Contingent Payment Rights, before any distribution may be made to shareholders or limited partners. These payments would be required to be in the same amounts as if the Contingent Payment had not been purchased and canceled. As a result, it is not likely that shareholders or limited partners who are not Releasing Investors will receive any distribution from the Corporation or the Partnership. In the aggregate, Releasing Investors are entitled to receive an amount equal to approximately 72% of the Contingent Payment.

        Under the terms of the option, upon purchase of the Contingent Payment, the Corporation and/or the Partnership are required to make distributions in excess of $7 million to the Releasing Investors. The Corporation and the Partnership have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution will be contributed through additional abatements of basic rent payments due under the Operating Lease and Expansion Operating Lease.

                                   SCHEDULE II





           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)



                                  Balance           Charged to             Charged to                                   Balance
                                 Beginning          Costs and                 Other                                    at End of
Description                      of Period          Expenses               Accounts            Deductions               Period
- -----------                      ---------          ----------             ----------          ----------              ---------


Year ended
December 31, 1995


Allowance for
Uncollectible Accounts                $1,445             (160)                  -0-                   298 (a)                987

Year ended
December 31, 1994

Allowance for
Uncollectible Accounts                $1,282              492                   -0-                   329 (a)              1,445

Year ended
December 31, 1993

Allowance for
Uncollectible Accounts                $1,444              207                   -0-                   369 (a)              1,282






(a)   Accounts written-off.

                                   INDEX TO EXHIBITS

Exhibit

EX3(a)            Copy of Certificate of Incorporation of the Corporation.

EX3(b)            Copy of By-Laws of the Corporation as amended.

EX3(c) Copy of Certificate of Amendment of The Certificate of Incorporation of the Corporation dated June 15, 1989.

EX3(d) Copy of Certificate of Amendment of The Certificate of Incorporation dated June 26, 1991.

EX10(a) Copy of Operating Lease Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P.

EX10(b) Copy of Expandable Wraparound Mortgage and Security Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P.

EX10(c) Copy of Expandable Wraparound Mortgage Loan Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P.

EX10(h) Copy of Expansion Operating Lease Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P.

EX10(i) Copy of First Supplemental Amendment to Expandable Wraparound Mortgage and Security Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P.

EX10(j) Copy of First Supplemental Amendment to Expandable Wraparound Mortgage Loan Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P.

EX10(n) Copy of the Restructuring Agreement, among The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, Del Webb Corporation, Del E. Webb New Jersey, Inc., Atlantic City Boardwalk Associates, L.P. and First Fidelity Bank, National Association, New Jersey, dated October 27, 1988.

EX10(x) Copy of Long Term Management Incentive Plan of The Claridge Hotel and Casino Corporation effective January 1, 1992.

EX10(bc) Amendment to Long-Term Management Incentive Plan of The Claridge Hotel and Casino Corporation effective June 5, 1995.

EX10(bd) Option Agreement between The Claridge Hotel and Casino Corporation, Philip J. Dion, as Trustee for the Valley of the Sun United Way, and Atlantic City Boardwalk Associates, L.P., dated November 29, 1995.

                           INDEX TO EXHIBITS (Cont'd.)

Exhibit

EX10(be) Escrow Agreement between The Claridge Hotel and Casino Corporation, Philip J. Dion, as Trustee for the Valley of the Sun United Way, and IBJ Schroder Bank & Trust Company dated November 29, 1995.

EX10(bf) Side Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P. dated November 29, 1995.

EX10(bg) First Amendment to the Option Agreement between The Claridge Hotel and Casino Corporation, Philip J. Dion, as Trustee for the Valley of the Sun United Way, and Atlantic City Boardwalk Associates, L.P. dated January 30, 1996.

EX10(bh) First Amendment to the Side Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P. dated February 21, 1996.

EX22(a)           Subsidiaries of the Corporation.