Form 10-Q
period 1996-03-31
CLARIDGE HOTEL & CASINO CORP
filed 1996-05-15
CIK 730409

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1996

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

                                                      ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   x    No
                                           ------    --------


The number of shares outstanding of each class of the Registrant's Stock is as follows:

                     Number of Shares Outstanding
                             May 14, 1996
                          ------------------
Class A Stock                 5,046,064      (After deducting 16,436 shares of
                                              Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                      Page No.
                                                                      --------

PART I.                    FINANCIAL INFORMATION


             Item 1.       Financial Statements

                           Introductory Notes to Consolidated
                           Financial Statements                         3

                           Consolidated Balance Sheets at
                           March 31, 1996 and 1995 and
                           December 31, 1995                            4

                           Consolidated Statements of Operations
                           for the three months ended March 31,
                           1996 and 1995                                5

                           Consolidated Statements of Cash Flows
                           for the three months ended March 31,
                           1996 and 1995                                6

                           Notes to Consolidated Financial
                           Statements                                   7


             Item 2.       Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                               12


PART II.                   OTHER INFORMATION


             Item 6.       Exhibits and Reports on Form 8-K.           18

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements

         The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at March 31, 1996 and 1995 and December 31, 1995, and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995. All adjustments made are of a normal recurring nature.

         Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                March 31,             December 31,             March 31,
                                                                  1996                     1995                   1995
                                                                ---------             ------------             ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                     $  25,215                 35,747                  30,215
  Receivables, net (including $15,943 and
    $14,403 at March 31, 1996 and 1995,
    respectively and $15,391 at December 31,
    1995, due from the Partnership)                                17,919                 16,808                  14,689
  Other current assets                                              2,847                  2,987                   8,739
                                                                ---------              ---------               ---------
       Total current assets                                        45,981                 55,542                  53,643
                                                                ---------              ---------               ---------

Property and equipment, net (note 4)                               30,491                 24,468                  17,503
Long-term receivables due from the
  Partnership (note 3)                                            101,015                104,207                 111,896
Intangible assets and deferred charges                              2,813                  2,930                   3,330
Other assets                                                        2,120                  1,927                   1,298
                                                                ---------              ---------               ---------
                                                                $ 182,420                189,074                 187,670
                                                                =========              =========               =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $   5,882                  3,880                   2,505
  Loan from the Partnership (note 5)                                3,600                  3,600                   3,600
  Other current liabilities (note 6)                               28,896                 32,940                  29,641
                                                                ---------              ---------               ---------
                                                                   38,378                 40,420                  35,746
                                                                ---------              ---------               ---------

Long-term debt (note 7)                                            85,000                 85,000                  85,000
Deferred rent due to the Partnership                               29,896                 30,747                  32,417
Deferred income taxes (note 9)                                      7,406                  7,123                   8,678
Other noncurrent liabilities (note 8)                              19,258                 20,229                  20,057

Stockholders' equity:
  Common stock                                                          5                      5                       5
  Additional paid in capital                                        5,048                  5,048                   5,048
  Accumulated earnings (deficit)                                   (2,571)                   502                     719
  Treasury  stock,  16,436 Class A Shares at cost
    at March 31, 1996 and December 31, 1995,
    respectively and 8,218 Class A shares at cost
    at March 31, 1995                                                 -0-                    -0-                     -0-
                                                                ---------              ---------               ---------
      Total stockholders' equity                                    2,482                  5,555                   5,772
                                                                ---------              ---------               ---------
                                                                $ 182,420                189,074                 187,670
                                                                =========              =========               =========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1996 and 1995
                      (in thousands except per share data)

                                                          1996           1995
                                                          ----           ----
Revenues:
        Casino                                          $  39,059       38,590
        Hotel                                               1,751        1,974
        Food and beverage                                   4,599        4,429
        Interest from the Partnership                       4,101        4,398
        Interest, other                                       316          372
        Other                                                 485          507
                                                        ---------     --------
                                                           50,311       50,270
        Less promotional allowances (note 2)                4,011        3,523
                                                        ---------     --------

             Net revenues                                  46,300       46,747
                                                        ---------     --------

Costs and expenses:
        Casino                                             24,352       21,647
        Hotel                                                 707          866
        Food and beverage                                   2,616        2,759
        Other                                                 688          703
        Rent expense to the Partnership                     9,630        9,485
        Rent expense, other                                   366          378
        General and administrative                          6,894        6,485
        Gaming taxes                                        3,121        3,082
        Reinvestment obligation expense                       171          523
        Provision for uncollectible accounts                   46           57
        Depreciation and amortization                         699          683
        Interest expense                                    2,134        2,605
                                                        ---------     --------

             Total costs and expenses                      51,424       49,273
                                                        ---------     --------


Loss before income taxes                                   (5,124)      (2,526)
Income tax benefit                                         (2,051)        (835)
                                                        ---------     --------

Net loss                                                $  (3,073)      (1,691)
                                                        =========     ========

Net loss per share (based on 5,046,064 and
  5,054,282  weighted  average  shares outstanding
  for the three months ended March 31, 1996
  and 1995, respectively)                               $    (.61)        (.33)
                                                        =========    =========




          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995
                                 (in thousands)

                                                                          1996                   1995
                                                                        --------               --------
Cash flows from operating activities:
     Net loss                                                            $(3,073)                (1,691)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                      699                    683
          Deferred rent to the Partnership                                  (851)                  (716)
          Deferred interest receivable and
            discount from the Partnership                                   (361)                  (314)
          Reinvestment obligation expenses                                   171                    523
          Deferred income taxes                                              283                    793
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                              (446)                    53
             Other current assets, excluding current portion
              of CRDA credit                                                 140                 (1,219)
             Accounts payable                                              2,002                   (277)
             Other current liabilities                                    (4,044)                  (980)
             Other noncurrent liabilities                                   (971)                    57
                                                                        --------               --------

Net cash flows used in operating activities                               (6,451)                (3,088)
                                                                        --------               --------

Cash flows from investment activities:
     (Increase) decrease in intangible assets and deferred charges           (13)                     1
     Additions to property and equipment                                  (6,592)                (8,714)
     (Increase) decrease in other assets                                    (364)                 2,505
     Increase in long-term receivables                                      (570)                  (796)
     Receipt of long-term receivables                                      3,458                  3,063
                                                                        --------               --------

Net cash flows used in investment activities                              (4,081)                (3,941)
                                                                        --------               --------

Decrease in cash and cash equivalents                                    (10,532)                (7,029)

Cash and cash equivalents at beginning of period                          35,747                 37,244
                                                                        --------               --------
Cash and cash equivalents at end of period                              $ 25,215                 30,215
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

        Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three months ended March 31, 1996 and 1995 has been allocated to casino operating expenses as follows (in thousands):

                                                    1996            1995
                                                  --------        --------

        Hotel                                      $   785             561
        Food and beverage                            2,690           2,226
        Other (Entertainment)                          217             215
                                                   -------         -------
        Total costs allocated to
          casino operating expenses                $ 3,692           3,002
                                                   =======         =======

3.    Long-Term Receivables

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):


                                                                      March 31,       December 31,             March 31,
                                                                         1996              1995                   1995
                                                                      ---------       ------------             ---------
                                                                                     (in thousands)
        Expandable  Wraparound  Mortgage 14%,
          maturities  through September 30, 2000
          (net of $9,454,000 discount and
          $10,827,000 discount at March 31, 1996
          and 1995 respectively, and $9,815,000
          discount at December 31, 1995)                               $ 60,546             63,185               69,673
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                             20,000             20,000               20,000
        FF&E promissory notes, 14%                                       16,525             16,527               16,181
        Expansion/Construction promissory note, 14%                       3,944              4,495                6,042
                                                                       --------          ---------            ---------

                                                                       $101,015            104,207              111,896
                                                                       ========          =========            =========

              Notes to Consolidated Financial Statements (cont'd.)


4.      Property and Equipment

        Property and equipment consists of the following:

                                                                      March 31,       December 31,             March 31,
                                                                         1996              1995                   1995
                                                                      ---------       ------------             ---------
                                                                                     (in thousands)
        Gaming equipment                                               $ 19,508             19,186               18,244
        Land and land improvements                                        8,100              8,100                8,100
        Construction in progress                                         14,474              8,204                1,163
        Leasehold improvements                                              745                745                  745
        Capital lease asset                                                 613                613                  967
                                                                       --------           -------              -------

                                                                         43,440             36,848               29,219
        Less accumulated depreciation and amortization                   12,949             12,380               11,716
                                                                       --------            -------              -------

        Net property and equipment                                     $ 30,491             24,468               17,503
                                                                       ========            =======              =======



        Construction in progress includes costs associated with the construction of New Claridge's self-parking garage facility. Interest costs related to the construction of the garage facility are being capitalized, and will be amortized over the estimated useful life of the garage (39 years). Total interest capitalized as of March 31, 1996 was $1,609,000, and as of December 31, 1995 was $1,138,000; no interest was capitalized as of March 31, 1995.

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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of March 31, 1996 such interest, which is included in other current liabilities, amounted to $2,934,000.

              Notes to Consolidated Financial Statements (cont'd.)


6.      Other Current Liabilities

        Other current liabilities consist of the following:

                                                                      March 31,       December 31,             March 31,
                                                                         1996             1995                   1995
                                                                      ---------       ------------             ---------
                                                                                     (in thousands)

        Deferred rent, current                                         $ 15,078             15,078               15,078
        Accrued payroll and related benefits                              8,003              7,279                7,139
        Accrued interest, First  Mortgage Notes                           1,665              4,161                1,665
        Accrued interest due to Partnership                               2,934              2,826                2,502
        Auto and general  liability reserves                                952              1,037                1,179
        Other current liabilities                                           264              2,559                2,078
                                                                       --------          ---------            ---------
                                                                       $ 28,896             32,940               29,641
                                                                       ========          =========            =========

        The amount of deferred rent as of March 31, 1996 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

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

8.      Other Noncurrent Liabilities

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded

              Notes to Consolidated Financial Statements (cont'd.)


8.      Other Noncurrent Liabilities (cont'd.)

        in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of March 31, 1996, accrued interest would have amounted to approximately $38.9 million.

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

        On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option of $1 million was recorded as an offset to the Contingent Payment liability which is included in other noncurrent liabilities on the Corporation's consolidated balance sheet. The option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. As a result, if the option is exercised, any obligation to pay the accrued interest, as discussed above, would be eliminated, except in respect of the obligation to the Releasing Investors. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Investors exceed $20 million.

        Upon exercise of the option, it is anticipated that the Contingent Payment will be canceled so that neither the Corporation nor the Partnership will have any obligation to make any payment in respect of the Contingent Payment before making a distribution to shareholders or limited partners. Upon the purchase and cancellation, however, the Corporation and the Partnership will remain obligated to make payments to the Releasing Investors, in respect of the Contingent Payment Rights, before any distribution may be made to shareholders or limited partners. These payments would be required to be in the same amounts as if the Contingent Payment had not been purchased and cancelled. As a result, it is not likely that shareholders or limited partners who are not Releasing Investors will receive any distribution from the Corporation or the Partnership. In the aggregate, Releasing Investors are entitled to receive up to an amount equal to approximately 72% of the Contingent Payment.

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

              Notes to Consolidated Financial Statements (cont'd.)


9.      Income Taxes

        The Corporation recorded an income tax benefit of $2,051,000 for the three months ended March 31, 1996 which represents the tax benefit of losses which the Corporation believes will more likely than not be realized.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. The Corporation has filed a petition to appeal the entire amount of this asserted deficiency. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's consolidated financial statements.

10.     Claridge License Renewal

        On September 22, 1995, New Claridge was issued a four-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1995.

11.     Recently Adopted Accounting Pronouncements

        During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

        SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the company should evaluate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS 121 on January 1, 1996 did not require any impairment to be recognized during the first quarter of 1996.

        SFAS 123 requires either the application of fair value based method of accounting or additional proforma disclosures for stock-based compensation plans. The adoption of SFAS 123 on January 1, 1996 had no effect on the Corporation's consolidated financial position or results of operations for the three months ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1996

         The Corporation had a net loss of $3,073,000 for the three months ended March 31, 1996, compared to a net loss of $1,691,000 for the same period of 1995.

         For the first quarter of 1996, casino revenue, which is the difference between amounts wagered by and paid to casino patrons, was $39,059,000, an increase of 1.2% over casino revenues earned in the first quarter of 1995 of $38,590,000. Casino revenues earned by all Atlantic City properties as reported for the three months ended March 31, 1996 increased 3.6% over the same period of 1995. Revenues during the first quarter of 1996 were adversely affected by several winter storms, most notably the January blizzard, which blanketed the Northeastern United States with a record amount of snow.

         Claridge table games revenue for the three months ended March 31, 1996 was $9,874,000, reflecting a 1.9% decrease from revenues earned in the same period of 1995. Although Claridge table games drop (the amount of gaming chips purchased by patrons) for the first quarter of 1996 increased 3.6% over the first quarter of 1995, the hold percentage (the win to drop percentage) decreased to 16.3% in 1996 from 17.2% in 1995. Table games revenue earned citywide as reported for the first quarter of 1996 increased 5.6% over the same period of 1995.

         Slot machine revenue earned by the Claridge in the first three months of 1996 was $29,185,000, an increase of 2.4% over revenue earned in the first quarter of 1995. Slot machine revenue earned by all Atlantic City casinos as reported for the first quarter of 1996 increased 2.7% over the same period of 1995; contributing to this increase in citywide revenues was a 6.9% increase in the number of slot machines available, as a result of casino expansions at several properties. The number of slot machines available at the Claridge during the first quarter of 1996 decreased slightly from the same period of 1995 due to a reconfiguration of machines in the casino during the second quarter of 1995.

         Intense competition for attracting bus passengers continued citywide in the first quarter of 1996, taking the form of increased coin incentives offered to passengers, which New Claridge matched in order to maintain its share of the bus passenger market. The average coin incentive per passenger offered by New Claridge, which was comparable to the incentives offered by other Atlantic City casinos, increased to approximately $20 in the first three months of 1996, from approximately $13 in the same period of 1995. In total, in the first quarter of 1996, New Claridge issued $4,617,000 of coin incentives to 231,000 bus passengers arriving at the Claridge, compared to $2,406,000 issued to 182,000 bus passengers in the first quarter of 1995. In addition, New Claridge offers promotional incentives, in the form of coin to play slot machines and gaming chips to play table games, to its customers through its direct marketing program based on their casino play, as well as, in 1995, to prospective customers based on demographic models. During the first quarter of 1996, promotional incentives issued through this program totaled $2,882,000, compared to $2,799,000 in the same period of 1995.

         During the first quarter of 1996, New Claridge earned hotel revenues of $1,751,000, a decrease of 11.3% from the same period of 1995. Although hotel occupancy in the first three months of 1996 increased to 90.3% from 86.4% in the same period of 1995, the average room rate fell to $43 in 1996, from $53 in 1995, primarily due to a reduction in the complimentary room rate recorded. Food and beverage revenues earned during the first three months of 1996 totaled $4,599,000, an increase of 3.8% over the first quarter of 1995, principally due to an increase in the number of covers (meals served) to 409,500 in 1996 from 358,300 in 1995, combined with an increase in complimentary beverages served on the casino floor as a result of increased business activity.

         Total costs and expenses for the first quarter of 1996 of $51,424,000 reflected a 4.4% increase over the same period of 1995, primarily due to an increase in casino expenses, principally coin incentives issued. In addition, general and administrative expenses during the first quarter of 1996 of $6,894,000 increased 6.3% over the same period of 1995 due primarily to increased advertising expenditures to promote the property. Interest expense for the first quarter of 1996 was lower than the same period of 1995 due to the capitalization of interest during the construction of the self-parking garage facility.

         The Corporation recorded income tax benefit of $2,051,000 and $835,000 for the three months ended March 31, 1996 and 1995, respectively, as a result of the losses incurred in those periods.

Results of Operations for the Three Months Ended March 31, 1995

         The Corporation had a net loss of $1,691,000, for the three months ended March 31, 1995 compared to a net loss of $3,232,000 for the same period in 1994.

         Casino revenue for the first quarter of 1995 totaled $38,590,000 (including poker, simulcast, and keno revenue) an increase of 28.2% over casino revenues earned in the first quarter of 1994. Casino revenues earned by all Atlantic City properties as reported for the three months ended March 31, 1995 were 16.1% higher than revenues earned during the same period of 1994. The increase citywide in casino revenues during the first quarter of 1995 was due primarily to the favorable weather conditions, as compared to the frequent winter storms experienced in the first quarter of 1994. The greater increase in revenues experienced by the Claridge as compared to all Atlantic City casinos was due primarily to the opening, in late June 1994, of New Claridge's expanded casino facility, which included the addition of approximately 500 slot machines.

         Claridge table games revenue for the first quarter of 1995 was $10,061,000 (including poker and keno revenue), an increase of 17.5% over table games revenue earned during the first quarter of 1994. Citywide table games revenue as reported (including poker and keno) for the first quarter of 1995 increased 4.6% over the same period of 1994. The increase in Claridge's table games revenue resulted from an increase in the hold percentage to 17.2% in the first quarter of 1995, compared to 14.8% in the same period of 1994. Additionally, table games drop for the first quarter of 1995 increased 1.6% over the same period of 1994.

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

         During the first quarter of 1995, coin issued through New Claridge's direct marketing programs totalled $2,799,000, compared to $2,035,000 in the first quarter of 1994. In addition, during the three months ended March 31, 1995, 182,000 bus patrons arrived at the Claridge and were issued $2,406,000 in coin incentives, compared to 103,000 bus passengers and $1,018,000 of coin incentives in the first quarter of 1994. The increased coin incentive per passenger resulted from efforts to maintain a competitive position with other Atlantic City casino operators, which, starting in the second quarter of 1994, increased the incentives offered in order to increase business levels which had been depressed due to the severe weather experienced during the first quarter of 1994.

         Hotel revenues for the first quarter of 1995 of $1,974,000 were 8.6% lower than hotel revenues for the first quarter of 1994, resulting from a lower average room rate ($53 in 1995 compared to $59 in 1994) partially offset by an increase in the number of rooms sold (37,600 in 1995 compared to 36,400 in 1994). Food and beverage revenues for the first quarter of 1995 of $4,429,000 were 17.9% higher than the first quarter of 1994, due to an increase in total covers to 358,300 in 1995 compared to 315,000 in 1994.

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

           (ii) the possible purchase of the Contingent Payment (see Note 8, Other Noncurrent Liabilities) granted in 1989 and now held in a trust for the benefit of the Valley of the Sun United Way. On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period January 1, 1997 to the date of the payment of the purchase price, if the purchase occurs after December 31, 1996. The purchase price may also increase if future distributions to Releasing Investors exceed certain amounts; and

          (iii) the potential expansion of the Corporation's activities into emerging gaming markets. On March 16, 1994, Claridge Gaming Incorporated was formed as a wholly-owned subsidiary of the Corporation for the purpose of developing gaming opportunities in other jurisdictions.

         At March 31, 1996, the Corporation had working capital of $7,603,000 as compared to working capital of $15,122,000 at December 31, 1995. This decrease in working capital is principally attributable to a decrease in cash and cash equivalents of $10,532,000 (primarily due to payments for the construction of the self-parking garage and interest due on the First Mortgage Notes) and an increase in accounts payable of $2,002,000 (primarily due to accruals related to the construction of the self-parking garage), partially offset by a decrease in other current liabilities of $4,044,000 (primarily interest payable on the First Mortgage Notes), and an increase in accounts receivable of $1,111,000. Working capital at March 31, 1995 was $17,897,000. Current liabilities at March 31, 1996 and December 31, 1995 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $2,934,000 at March 31, 1996 and $2,826,000 at December 31, 1995. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at March 31, 1996 and December 31, 1995 would have been $29,215,000 and $36,626,000, respectively.

         For the three months ended March 31, 1996, cash flows used in operating activities were $6,451,000, compared to $3,088,000 for the three months ended March 31, 1995; the increase in cash uses was principally due to a decrease in operating results. Cash flows used in investment activities for the three months ended March 31, 1996 and 1995 were $4,081,000 and $3,941,000, respectively. Cash flows used in investment activities in the first quarter of 1996 for additions to property and equipment include expenditures for the construction of the self-parking garage facility; in the first quarter of 1995, additions to property and equipment included the cost of the acquisition of the land on which the garage facility is being constructed.

         For the three months ended March 31, 1996, the Corporation's "Adjusted EBITDA" was $126,000, compared to $3,315,000 for the same period of 1995. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

         The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At March 31, 1996 the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge;
(ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of March 31, 1996, $30.8 million of basic rent had been abated. The remaining $8 million of available abatement is expected to be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $39.5 million in 1997, as compared to $31.7 million (net of projected abatement) in 1996. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements could become available upon exercising the Contingent Payment option (see Note 8, Other Noncurrent Liabilities).

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

         The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at March 31, 1996 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $125 million.

                           PART II. OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

  (a)          Exhibits filed as part of the report.

        10(bi) Copy of Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated dated
                       January 1, 1996.

  (b) The Corporation filed no reports on Form 8-K during the quarter ended March 31, 1996.

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




Dated:  May 15, 1996

                                INDEX TO EXHIBITS




Exhibit

EX10(bi) Copy of Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated dated January 1, 1996.