Form 10-Q
period 1996-06-30
CLARIDGE HOTEL & CASINO CORP
filed 1996-08-14
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                           FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
        [ x/ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended   June 30, 1996

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   x/     No

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                     Number of Shares Outstanding
                           August 13, 1996
                           ---------------
Class A Stock                 5,046,064       (After deducting 16,436 shares of
                                                       Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------


PART I.                 FINANCIAL INFORMATION


           Item 1.      Financial Statements

                        Introductory Notes to Consolidated
                        Financial Statements                                 3

                        Consolidated Balance Sheets at
                        June 30, 1996 and 1995 and
                        December 31, 1995                                    4

                        Consolidated Statements of Operations
                        for the three months ended June 30,
                        1996 and 1995                                        5

                        Consolidated Statements of Operations
                        for the six months ended June 30,
                        1996 and 1995                                       6

                        Consolidated Statements of Cash Flows
                        for the six months ended June 30,
                        1996 and 1995                                        7

                        Notes to Consolidated Financial
                        Statements                                           8


           Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                       13


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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at June 30, 1996 and 1995 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                June 30,               December 31,             June 30,
                                                                  1996                     1995                   1995
                                                                  ----                     ----                   ----

ASSETS
Current Assets:
  Cash and cash equivalents                                      $ 18,485                 35,747                  37,077
  Receivables, net (including $16,698 and
    $14,503 at June 30, 1996 and 1995,
    respectively and $15,391 at December 31,
    1995, due from the Partnership)                                17,976                 16,808                  15,195
  Other current assets                                              3,928                  2,987                   5,272
                                                                 --------               --------               ---------
       Total current assets                                        40,389                 55,542                  57,544
                                                                 --------               --------                --------

Property and equipment, net (note 4)                               37,277                 24,468                  18,901
Long-term receivables due from the
  Partnership (note 3)                                             97,579                104,207                 109,444
Intangible assets and deferred charges                              2,860                  2,930                   3,202
Other assets                                                        2,324                  1,927                   1,343
                                                                 --------               --------               ---------
                                                                 $180,429                189,074                 190,434
                                                                 ========               ========                ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $   6,827                  3,880                   3,507
  Loan from the Partnership (note 5)                                3,600                  3,600                   3,600
  Other current liabilities (note 6)                               33,803                 32,940                  32,311
                                                                ---------              ---------               ---------
                                                                   44,230                 40,420                  39,418
                                                                ---------              ---------               ---------

Long-term debt (note 7)                                            85,000                 85,000                  85,000
Deferred rent due to the Partnership                               29,464                 30,747                  32,034
Deferred income taxes (note 9)                                      3,190                  7,123                   8,252
Other noncurrent liabilities (note 8)                              19,304                 20,229                  20,115

Stockholders' equity:
  Common stock                                                          5                      5                       5
  Additional paid in capital                                        5,048                  5,048                   5,048
  Accumulated earnings (deficit)                                   (5,812)                   502                     562
  Treasury stock, 16,436 Class A Shares at cost
    at June 30, 1996 and December 31, 1995,
    respectively and 8,218 Class A shares at cost
    at June 30, 1995                                                  -0-                    -0-                     -0-
                                                                ---------              ---------               ---------
      Total stockholders' equity (deficiency)                        (759)                 5,555                   5,615
                                                                ---------              ---------               ---------
                                                                $ 180,429                189,074                 190,434
                                                                =========              =========               =========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 1996 and 1995
                      (in thousands except per share data)

                                                      1996             1995
                                                      ----             ----
Revenues:
        Casino                                       $ 43,589         42,755
        Hotel                                           2,310          2,294
        Food and beverage                               5,368          5,094
        Interest from the Partnership                   4,018          4,332
        Interest, other                                   215            482
        Other                                             689            484
                                                     --------        -------
                                                       56,189         55,441
        Less promotional allowances (note 2)            4,858          4,068
                                                     --------        -------

             Net revenues                              51,331         51,373
                                                      -------        -------

Costs and expenses:
        Casino                                         26,769         23,227
        Hotel                                             742            836
        Food and beverage                               2,939          2,988
        Other                                             758            739
        Rent expense to the Partnership                 9,745          9,394
        Rent expense, other                               375            378
        General and administrative                      8,582          6,656
        Gaming taxes                                    3,483          3,417
        Reinvestment obligation expense                   253            478
        Provision for uncollectible accounts               58             57
        Depreciation and amortization                     742            727
        Interest expense                                2,006          2,605
                                                     --------        -------

             Total costs and expenses                  56,452         51,502
                                                      -------        -------


Loss before income taxes                               (5,121)          (129)
Income tax (benefit) expense                           (1,880)            28
                                                   -----------       -------

Net loss                                            $  (3,241)          (157)
                                                    =========        =======

Net loss per share (based on 5,046,064 and
 5,054,282 weighted average shares outstanding
 for the three months ended June 30, 1996
 and 1995, respectively)                           $     (.64)          (.03)
                                                   ==========        ========




          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1996 and 1995
                      (in thousands except per share data)

                                                         1996          1995
                                                      ---------     ---------
Revenue:
        Casino                                        $  82,648        81,345
        Hotel                                             4,061         4,268
        Food and beverage                                 9,967         9,523
        Interest from the Partnership                     8,119         8,730
        Interest, other                                     531           854
        Other                                             1,174           991
                                                      ---------     ---------
                                                        106,500       105,711
        Less promotional allowances (note 2)              8,869         7,591
                                                      ---------     ---------

             Net revenues                                97,631        98,120
                                                      ---------     ---------

Costs and expenses:
        Casino                                           51,121        44,874
        Hotel                                             1,449         1,702
        Food and beverage                                 5,555         5,747
        Other                                             1,446         1,442
        Rent expense to the Partnership                  19,375        18,879
        Rent expense, other                                 741           756
        General and administrative                       15,476        13,141
        Gaming taxes                                      6,604         6,499
        Reinvestment obligation expense                     424         1,001
        Provision for uncollectible accounts                104           114
        Depreciation and amortization                     1,441         1,410
        Interest expense                                  4,140         5,210
                                                      ---------     ---------

             Total costs and expenses                   107,876       100,775
                                                      ---------     ---------


Loss before income taxes                                (10,245)       (2,655)
Income tax benefit                                       (3,931)         (807)
                                                      ---------     ---------

Net loss                                              $  (6,314)       (1,848)
                                                      =========     =========

Net loss per share (based on 5,046,064 and
  5,054,282 weighted average shares outstanding
  for the six months ended June 30, 1996
  and 1995, respectively)                             $   (1.25)         (.37)
                                                      =========     =========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                 (in thousands)

                                                                                           1996                 1995
                                                                                        ---------             ------
Cash flows from operating activities:
     Net loss                                                                            $(6,314)                (1,848)
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
          Depreciation and amortization                                                    1,441                  1,410
          Deferred rent to the Partnership                                                (1,283)                (1,099)
          Deferred interest receivable and
            discount from the Partnership                                                   (736)                  (640)
          Reinvestment obligation expenses                                                   424                  1,001
          Gain on disposal of assets                                                         (95)                   -0-
          Deferred income taxes                                                           (3,933)                   367
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                                               260                    121
             Other current assets, excluding current portion
               of CRDA credit                                                               (941)                 1,795
             Accounts payable                                                              2,947                    725
             Other current liabilities                                                       863                  1,690
             Other noncurrent liabilities                                                   (925)                   115
                                                                                        ---------             ---------

Net cash flows (used in) provided by operating activities                                 (8,292)                 3,637
                                                                                        ---------             ---------

Cash flows from investment activities:
     (Increase) decrease in intangible assets and deferred charges                          (195)                   631
     Additions to property and equipment                                                 (14,019)               (11,341)
     (Increase) decrease in other assets                                                    (821)                 2,435
     Proceeds from disposition of property                                                   130                    -0-
     Increase in long-term receivables                                                    (1,073)                (1,566)
     Receipt of long-term receivables                                                      7,008                  6,037
                                                                                        --------               --------

Net cash flows used in investment activities                                              (8,970)                (3,804)
                                                                                        ---------              --------

Decrease in cash and cash equivalents                                                    (17,262)                  (167)

Cash and cash equivalents at beginning of period                                          35,747                 37,244
                                                                                        --------               --------

Cash and cash equivalents at end of period                                              $ 18,485                 37,077
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

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. In addition, the estimated cost of providing such promotional allowances to casino patrons for the three and six months ended June 30, 1996 and 1995 has been allocated to casino operating expenses as follows (in thousands):

                                                       Three Months Ended June 30,              Six Months Ended June 30,
                                                       ---------------------------              -------------------------
                                                        1996                  1995                 1996            1995
                                                        ----                  ----                 ----            ----

        Hotel                                           $ 796                   730                1,581          1,291
        Food and beverage                               3,109                 2,325                5,799          4,551
        Other (Entertainment)                             460                   289                  677            457
                                                       ------                ------               ------         ------
        Total costs allocated to
          casino operating expenses                    $4,365                 3,344                8,057          6,299
                                                       ======                ======               ======         ======

3.    Long-Term Receivables

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                                        June 30,        December 31,           June 30,
                                                                          1996              1995                 1995
                                                                          ----              ----                 ----
                                                                                     (in thousands)
        Expandable Wraparound Mortgage 14%,
          maturities through September 30, 2000
          (net of $9,079,000 discount and
          $10,501,000 discount at June 30, 1996
          and 1995 respectively, and $9,815,000
          discount at December 31, 1995)                               $ 57,921             63,185               67,499
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                             20,000             20,000               20,000
        FF&E promissory notes, 14%                                       16,287             16,527               16,401
        Expansion/Construction promissory note, 14%                       3,371              4,495                5,544
                                                                       --------          ---------            ---------

                                                                        $97,579            104,207              109,444
                                                                        =======          =========            =========

              Notes to Consolidated Financial Statements (cont'd.)


4.      Property and Equipment

        Property and equipment consists of the following:

                                                                      June 30,         December 31,            June 30,
                                                                        1996               1995                  1995
                                                                        ----               ----                  ----
                                                                                      (in thousands)

        Gaming equipment                                               $ 19,532             19,186               19,676
        Land and land improvements                                        8,100              8,100                8,100
        Building                                                         20,733                -0-                  -0-
        Construction in progress                                            -0-              8,204                1,706
        Leasehold improvements                                              745                745                  745
        Capital lease asset                                                 613                613                  967
        Other FF&E                                                           63                -0-                  -0-
                                                                       --------            -------              -------

                                                                         49,786             36,848               31,194
        Less accumulated depreciation and amortization                   12,509             12,380               12,293
                                                                        -------            -------              -------

        Net property and equipment                                     $ 37,277             24,468               18,901
                                                                       ========            =======              =======

        Building and construction in progress represent the costs incurred associated with the construction of New Claridge's self-parking garage facility, which opened on June 28, 1996. Interest costs related to the construction of the garage facility were capitalized, and will be amortized over the estimated useful life of the garage (39 years). Total interest capitalized as of June 30, 1996 was $2,207,000, and as of December 31, 1995 was $1,138,000; no interest was capitalized as of June 30, 1995.

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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of June 30, 1996 such interest, which is included in other current liabilities, amounted to $3,042,000.

              Notes to Consolidated Financial Statements (cont'd.)


6.      Other Current Liabilities

        Other current liabilities consist of the following:

                                                                       June 30,         December 31,           June 30,
                                                                         1996               1995                 1995
                                                                         ----               ----                 ----
                                                                                     (in thousands)

        Deferred rent, current                                         $ 15,078             15,078               15,078
        Accrued payroll and related benefits                              8,064              7,279                7,377
        Accrued interest, First Mortgage Notes                            4,161              4,161                4,161
        Accrued interest due to Partnership                               3,042              2,826                2,610
        Auto and general liability reserves                                 920              1,037                1,135
        Other current liabilities                                         2,538              2,559                1,950
                                                                     ----------          ---------            ---------
                                                                       $ 33,803             32,940               32,311
                                                                       ========          =========            =========

        The amount of deferred rent as of June 30, 1996 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

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

        in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of June 30, 1996, accrued interest would have amounted to approximately $41.1 million.

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

              Notes to Consolidated Financial Statements (cont'd.)


9.      Income Taxes

        The Corporation recorded an income tax benefit of $3,931,000 for the six months ended June 30, 1996 which represents the tax benefit of losses which the Corporation believes will more likely than not be realized.

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

        SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the company should evaluate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS 121 on January 1, 1996 did not require any impairment to be recognized during the first half of 1996.

        SFAS 123 requires either the application of fair value based method of accounting or additional proforma disclosures for stock-based compensation plans. The adoption of SFAS 123 on January 1, 1996 had no effect on the Corporation's consolidated financial position or results of operations for the three and six months ended June 30, 1996.

12.     Subsequent Events

        On June 28, 1996, the Corporation opened its new $27 million, 1,200-space self parking garage. On July 10, 1996, the facility was closed as a result of a fatal accident which occurred in the garage. The self- parking garage will not be reopened until certain structural enhancements are completed and all necessary approvals of the enhancements are obtained, which is expected to be in mid-September 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 1996

        The Corporation had a loss of $3,241,000, net of income tax benefit of $1,880,000, for the three months ended June 30, 1996, compared to a loss of $157,000, net of income tax expense of $28,000 for the same period in 1995.

        Casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, for the second quarter of 1996 totaled $43,589,000 an increase of 2.0% over casino revenues earned in the second quarter of 1995. Casino revenues earned by all Atlantic City properties as reported for the three months ended June 30, 1996 were 3.6% higher than revenues earned during the same period of 1995.

        Claridge table games revenue for the second quarter of 1996 was $10,579,000, an increase of 21.1% over table games revenue earned during the second quarter of 1995. Citywide table games revenue as reported for the second quarter of 1996 increased 1.4% over the same period of 1995. The increase in Claridge table games revenue resulted from a 12.2% increase in table games drop (the amount of gaming chips purchased by patrons), combined with an increase in the "hold" percentage (the percentage of win to drop) to 15.6% in the second quarter of 1996, from 14.4% in the same period of 1995. Table games activity increased in 1996 as a result of the introduction of several new player development programs, including a junket program and the offering of gaming chip coupons, as well as the introduction of the popular game "Let It Ride Poker".

        Slot machine revenue earned by the Claridge during the second quarter of 1996 totaled $33,010,000, reflecting a 3.0% decrease from slot machine revenues earned in the second quarter of 1995. This decrease was primarily due to increased competition as a result of the continued expansions of other Atlantic City casinos, including the dilutive effects of the Trump World's Fair Casino, which opened in May 1996 with 1,500 slot machines and 33 table games. Slot machine revenues earned by all Atlantic City casinos as reported for the three months ended June 30, 1996 increased 4.6% over the same period of 1995. The average number of slot machines available at the Claridge and citywide during the second quarter of 1996 increased 1.4% and 8.6%, respectively, over the same period of 1995.

        Intense competition for attracting the bus passenger market continued citywide during the second quarter of 1996, taking the form of increased coin incentives offered to passengers arriving by bus. Due to the lack of a self-parking garage and its dependency on the bus market, the Claridge has had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. In the second quarter of 1996, coin incentives were issued to 318,000 bus passengers by the Claridge totaling $6,495,000, an average of approximately $20 per passenger. This compares to $2,939,000 of coin incentives issued to 256,000 bus passengers in the second quarter of 1995, an average of approximately $11 per passenger. In addition, the Claridge offers promotional incentives to existing customers, in the form of coin to play slot machines and gaming chips to play table games. In 1995, the Claridge also offered incentives to prospective customers who were identified based on demographic models; analysis of the results of this program resulted in a reduction of prospecting efforts, starting in late 1995. During the second quarter of 1996, promotional incentives issued through these direct mail programs totaled $2,313,000, compared to $3,196,000 in the second quarter of 1995.

        Hotel revenues for the second quarter of 1996 of $2,310,000 were slightly higher than hotel revenues for the second quarter of 1995. Hotel occupancy in the second quarter of 1996 was 92.5%, slightly lower than the 94.1% in the same period of 1995; however, the average room rate was $57 in the second quarter of 1996, compared to $54 in the second quarter of 1995. In the second quarter of 1996, the number of hotel rooms available in Atlantic City increased as a result of the opening of the Tropicana's new 628-room hotel tower, and the opening of the Trump World's Fair Casino, which includes approximately 500 hotel rooms. Food and beverage revenues for the second quarter of 1996 of $5,368,000 were 5.4% higher than the second quarter of 1995, due to an increase in the number of covers (meals served) to 476,000 in 1996, from 424,000 in the same period of 1995. Hotel and food and beverage revenues, net of promotional allowances (i.e. cash revenues), for the second quarter of 1996 were $3,003,000, a decrease of 11.5% from net revenues during the same period of 1995 of $3,393,000. The decrease in cash hotel revenues resulted from the reduction of the prospect marketing efforts in late 1995, which included the offering of special discounted cash room rates to prospective customers. The reduction in cash food revenues as compared to the second quarter of 1995 was due primarily to a decrease in the buffet price, which averaged $5.24 in the second quarter of 1996, compared to $6.82 in the same period of 1995. Second quarter of 1996 other revenues (including promotional allowances) of $689,000 increased over other revenues of $484,000 during the same period of 1995 due primarily to a more aggressive entertainment policy, which resulted in an increase in showroom revenues.

        Total costs and expenses for the three months ended June 30, 1996 of $56,452,000 were 9.6% higher than expenses during the second quarter of 1995. Casino operating expenses for the second quarter of 1996 increased over the second quarter of 1995 due to the increase in coin incentive costs, combined with the increase in the cost of providing promotional allowances to casino patrons. General and administrative costs for the three months ended June 30, 1996 increased over the same period of 1995 due to increased advertising expenditures. Interest expense for the second quarter of 1996 was lower than the same period of 1995 due to the capitalization of interest during the construction of the self-parking garage facility.

Results of Operations for the Six Months Ended June 30, 1996

         The Corporation had a loss of $6,314,000, net of income tax benefit of $3,931,000, for the six months ended June 30, 1996, compared to a loss of $1,848,000, net of income tax benefit of $807,000, for the same period in 1995.

        Casino revenue earned by the Claridge for the first six months of 1996 was $82,648,000, an increase of 1.6% over casino revenues earned in the same period of 1995. Casino revenues earned by all Atlantic City properties as reported for the six months ended June 30, 1996, increased 3.6% over the same period of 1995. Citywide casino revenues were adversely affected in the first quarter of 1996 by several severe winter storms, most notably the January blizzard, which blanketed the Northeastern United States with a record amount of snow; this compared to the mild weather conditions experienced in the first quarter of 1995. In addition, citywide casino capacity has continued to increase over the first half of 1995, reflected in a 5.9% increase in the average casino square footage, and a 7.8% increase in the average number of slot machines, including the opening of the Trump World's Fair Casino in May 1996. These expansions have resulted in heightened efforts among the Atlantic City casinos to compete for market share.

        Table games revenue earned by the Claridge during the six months ended June 30, 1996 was $20,453,000, an 8.8% increase over table games revenue earned in the same period of 1995. This increase was due to an 8.0% increase in table games drop over the first half of 1995 resulting from the increased table games player development efforts, combined with a slight increase in the hold percentage, to 15.9% during the first six months of 1996, from 15.8% in the first six months of 1995. Citywide table games revenue, as reported, for the first six months of 1996 increased 3.4% over the same period of 1995.

        Claridge slot machine revenue for the six months ended June 30, 1996 was $62,195,000, a slight decrease from slot revenues earned during the same period of 1995 of $62,533,000. Citywide slot machine revenues, as reported, for the first half of 1996 increased 3.7% over the same period of 1995. Contributing to the increase in citywide slot revenues during the first half of 1996 was the 7.8% increase in the average number of slot machines available over the same period of 1995, including the addition of approximately 1,500 new machines at the Trump World's Fair; the average number of slot machines available at the Claridge during the first half of 1996 remained consistent with the average number available during the first half of 1995.

        Coin incentives issued to patrons arriving at the Claridge by bus during the first six months of 1996 averaged $20 per passenger, compared to an average of $12 per passenger in the first half of 1995. In total, $11,112,000 of coin incentives were issued to 549,000 bus passengers during the six months ended June 30, 1996, compared to $5,345,000 issued to 438,000 passengers in the same period of 1995. In addition, during the first half of 1996, the Claridge issued $5,195,000 in coin, matched play, and gaming chip incentives to patrons through its direct mail programs, compared to $5,995,000 issued in the first half of 1995.

        Hotel revenues, net of promotional allowances, earned during the first half of 1996 totaled $1,823,000, compared to $2,345,000 in the same period of 1995, primarily due to the reduction of rooms sold as a result of the elimination of prospecting efforts in late 1995. Total food and beverage revenues for the first half of 1996 of $9,967,000 increased 4.7% over revenues earned in the first half of 1995. However, food and beverage revenues net of promotional allowances during the six months ended June 30, 1996 decreased 11.2% from the same period of 1995, primarily as a result of the reduction in the price of the buffet, to an average of $4.91 in the first half of 1996, from $6.40 in the first half of 1995. Other revenues earned during the first six months of 1996 of $1,174,000 increased over the same period of 1995 primarily due to an increase in showroom revenues as a result of the more aggressive entertainment policy in 1996.

        Total costs and expenses for the first half of 1996 of $107,876,000 increased 7.0% over expenses during the first half of 1995, primarily as a result of the increase in coin incentives issued through the bus program. In addition, general and administrative costs for the first half of 1996 reflect a 17.8% increase over the same period of 1995, primarily resulting from increased advertising expenditures. Interest expense for the first half of 1996 decreased from the same period of 1995 due to the capitalization of interest related to the construction of the self-parking garage.

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

        A portion of the net proceeds of $82.2 million, after deducting fees and expenses, was used as follows:

          (i) to repay in full the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by the First Mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated. The Corporation has been seeking to obtain a new line of credit arrangement, however, to date such attempts have been unsuccessful;

         (ii) to fund the cost of a 12,000 square foot expansion of the Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

        (iii) the acquisition of land, at a cost of $7.5 million, adjacent to New Claridge's existing valet-parking facility, which was used for the construction of a self-parking facility. Through June 30, 1996, approximately $16.8 million had been expended to fund the cost of the garage, which opened on June 28, 1996; the total cost of the garage is expected to be approximately $20 million, excluding the cost of interest capitalized during the construction period.

        In addition, on February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment, which was granted in 1989 and now held in a trust for the benefit of the Valley of the Sun United Way (see Note 8, Other Noncurrent Liabilities). The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period January 1, 1997 to the date of the payment of the purchase price, if the purchase occurs after December 31, 1996. The purchase price may also increase if future distributions to Releasing Investors exceed certain amounts.

        At June 30, 1996, the Corporation had a working capital deficit of $3,841,000 as compared to working capital of $15,122,000 at December 31, 1995. This decrease in working capital is principally attributable to a decrease in cash and cash equivalents of $17,262,000 (primarily due to payments for the construction of the self- parking garage and interest due on the First Mortgage Notes), an increase in accounts payable of $2,947,000 (primarily due to accruals related to the construction of the self-parking garage), and an increase in accrued payroll and related benefits of $785,000, partially offset by an increase in accounts receivable of $1,168,000 and an increase in other current assets (primarily prepaid assets) of $941,000. Working capital at June 30, 1995 was $18,126,000. Current liabilities at June 30, 1996 and December 31, 1995 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $3,042,000 at June 30, 1996 and $2,826,000 at December 31, 1995. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at June 30, 1996 and December 31, 1995 would have been $17,879,000 and $36,626,000, respectively.

        During the first six months of 1996, the Corporation's working capital was reduced substantially as a result of significant operating losses during that period, as well as significant capital expenditures for construction of the self-parking garage, with cash flows used in operating activities (i.e., negative cash flow) amounting to $8,292,000, and cash flows used in investment activities during that period amounting to $8,970,000. During the same period, the Corporation's Adjusted EBITDA (as defined below) was only $749,000 compared to $9,264,000 for the first half of 1995. While expenditures for construction of the self-parking garage have largely been completed, the factors that contributed to the negative cash flow and substantially reduced Adjusted EBITDA for the first six months of 1996, including increased and new competition in the Atlantic City casino market, appear to be continuing. In addition, the Corporation has essentially lost any potential positive impact during the third quarter of 1996 from the opening of its new self-parking garage, since the garage is now closed due to a fatal accident which occured on July 10, 1996, and is not expected to be reopened until mid-September.

        While it is possible that the Corporation's operating results could improve over the remainder of the year with the reopening of the self-parking garage in mid-September, and should the competitive pressures in the Atlantic City market ease, the Corporation anticipates that it is more likely for there to be a continuation of the current level of operating results for the foreseeable future. As a result, the Corporation is attempting to conserve its cash by taking various steps to reduce operating expenses. In addition, the Corporation intends to explore other means of conserving cash resources and the possibility of obtaining additional sources of financing. This may include approaching the holders of the Corporation's Notes to request relief from certain provisions of the Indenture governing the Notes. The Board of Directors of the Corporation has authorized management of the Corporation to engage financial advisors to assist management and the Board in evaluating various options, which could include a sale or refinancing of the Claridge. In addition, the Corporation has been seeking to obtain a new line of credit arrangement; however, to date such attempts have been unsuccessful, and given the operating results for the first half of 1996, without modifications of certain provisions of the Indenture governing the Notes, it is unlikely that the Corporation will be able to secure a line of credit. It is likely that the Corporation will need to implement a number of these steps in order to have sufficient cash to meet its cash needs.

        For the six months ended June 30, 1996, cash flows used in operating activities were $8,292,000, compared to cash flows provided by operating activities of $3,637,000 for the same period of 1995; the increase in cash used in operating activities was principally due to the increase in pre-tax net loss. Cash flows used in investment activities for the six months ended June 30, 1996 and 1995 were $8,970,000 and $3,804,000, respectively. Cash flows used in investment activities in the first half of 1996 for additions to property and equipment include expenditures for the construction of the self-parking garage facility; in the first half of 1995, additions to property and equipment included the cost of the acquisition of the land on which the garage facility is being constructed.

        For the six months ended June 30, 1996, the Corporation's "Adjusted EBITDA" was $749,000, compared to $9,264,000 for the same period of 1995. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer

Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At June 30, 1996 the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of June 30, 1996, $33.1 million of basic rent had been abated. The remaining $5.7 million of available abatement is expected to be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $39.5 million in 1997, as compared to $31.7 million (net of projected abatement) in 1996. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements could become available upon exercising the Contingent Payment option (see Note 8, Other Noncurrent Liabilities).

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at June 30, 1996 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $122 million.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Claridge Hotel and Casino Corporation
            (Registrant)





By: /s/ Raymond A. Spera
   ----------------------
        Raymond A. Spera
        Executive Vice President of Finance/
        Chief Financial Officer
        (Authorized Officer,
        Principle Financial Officer and
        Principle Accounting Officer)




Dated: August 14, 1996