Form 10-Q
period 1996-09-30
CLARIDGE HOTEL & CASINO CORP
filed 1996-11-08
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

(Mark One)
     [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended   September 30, 1996
                                                  ---------------------

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

                          Number of Shares Outstanding
                                November 7, 1996
                                ----------------
                                    5,046,064

Class A Stock                                 (After deducting 16,436 shares of
                                               Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------

                               Index to Form 10-Q


                                                                      Page No.
                                                                      --------

PART I.               FINANCIAL INFORMATION


         Item 1.      Financial Statements

                      Introductory Notes to Consolidated
                      Financial Statements                               3

                      Consolidated Balance Sheets at
                      September 30, 1996 and 1995 and
                      December 31, 1995                                  4

                      Consolidated Statements of Operations
                      for the three months ended September 30,
                      1996 and 1995                                      5

                      Consolidated Statements of Operations
                      for the nine months ended September 30,
                      1996 and 1995                                      6

                      Consolidated Statements of Cash Flows
                      for the nine months ended September 30,
                      1996 and 1995                                      7

                      Notes to Consolidated Financial
                      Statements                                         8


         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                     14


PART II.              OTHER INFORMATION


         Item 6.      Exhibits and Reports on Form 8-K                  21

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------

                          PART I. FINANCIAL INFORMATION


Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements
--------------------------------------------------------

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at September 30, 1996 and 1995 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)


                                                              September 30,             December 31,          September 30,
                                                                  1996                     1995                   1995
                                                              -------------             ------------           ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                      $ 10,605                 35,747                  37,964
  Receivables, net (including $17,238 and
    $14,879 at September 30, 1996 and 1995,
    respectively and $15,391 at December 31,
    1995, due from the Partnership)                                18,391                 16,808                  15,756
  Other current assets                                              3,364                  2,987                   4,151
                                                                 --------              ---------               ---------
       Total current assets                                        32,360                 55,542                  57,871
                                                                  -------               --------                --------

Property and equipment, net (note 5)                               35,828                 24,468                  20,615
Long-term receivables due from the
  Partnership (note 4)                                             96,191                104,207                 106,860
Intangible assets and deferred charges                              2,717                  2,930                   3,054
Other assets                                                        2,636                  1,927                   1,614
                                                               ----------              ---------               ---------
                                                                 $169,732                189,074                 190,014
                                                                 ========               ========                ========

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities:
  Accounts payable                                              $   5,094                  3,880                   3,330
  Loan from the Partnership (note 6)                                3,600                  3,600                   3,600
  Other current liabilities (note 7)                               29,827                 32,940                  30,485
                                                                ---------              ---------               ---------
                                                                   38,521                 40,420                  37,415
                                                                ---------              ---------               ---------

Long-term debt (note 8)                                            85,000                 85,000                  85,000
Deferred rent due to the Partnership                               28,559                 30,747                  31,445
Deferred income taxes (note 10)                                     1,723                  7,123                   8,686
Other noncurrent liabilities (note 9)                              19,341                 20,229                  20,171

Stockholders' equity:
  Common stock                                                          5                      5                       5
  Additional paid in capital                                        5,048                  5,048                   5,048
  Accumulated earnings (deficit)                                   (8,465)                   502                   2,244
  Treasury stock, 16,436 Class A Shares at cost
    at September 30, 1996, December 31, 1995
    and September 30, 1995, respectively                              -0-                    -0-                     -0-
                                                                ---------              ---------               ---------
      Total stockholders' equity (deficiency)                      (3,412)                 5,555                   7,297
                                                                ---------              ---------               ---------
                                                                $ 169,732                189,074                 190,014
                                                                =========              =========               =========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1996 and 1995
                      (in thousands except per share data)

                                                    1996                     1995
                                                    ----                     ----
Revenues:
        Casino                                     $ 42,757                 47,074
        Hotel                                         2,977                  2,935
        Food and beverage                             5,960                  5,607
        Interest from the Partnership                 4,000                  4,271
        Interest, other                                 107                    466
        Other                                           694                    576
                                                   --------              ---------
                                                     56,495                 60,929
        Less promotional allowances (note 3)          5,798                  4,771
                                                   --------               --------

             Net revenues                            50,697                 56,158
                                                    -------                -------
Costs and expenses:
        Casino                                       25,942                 24,660
        Hotel                                           602                    718
        Food and beverage                             3,046                  3,352
        Other                                           899                    905
        Rent expense to the Partnership               9,496                  9,277
        Rent expense, other                             372                    378
        General and administrative                    7,309                  7,058
        Gaming taxes                                  3,416                  3,761
        Reinvestment obligation expense                 164                    291
        Provision for uncollectible accounts             70                   (132)
        Depreciation and amortization                   896                    739
        Interest expense                              2,605                  2,058
                                                   --------               --------

             Total costs and expenses                54,817                 53,065
                                                    -------                -------

(Loss) income before income taxes                    (4,120)                 3,093
Income tax (benefit) expense                         (1,467)                 1,411
                                                 ----------              ---------

Net (loss) income                                 $  (2,653)                 1,682
                                                  =========              =========

Net (loss) income per share (based on 5,046,064
 and 5,048,654 weighted average shares
 outstanding for the three months ended
 September 30, 1996  and 1995, respectively)      $    (.53)                   .33
                                                 ==========             ==========




          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1996 and 1995
                      (in thousands except per share data)

                                                      1996                  1995
                                                    --------              ------
Revenue:
        Casino                                      $125,405               128,419
        Hotel                                          7,038                 7,203
        Food and beverage                             15,927                15,130
        Interest from the Partnership                 12,119                13,001
        Interest, other                                  638                 1,320
        Other                                          1,868                 1,567
                                                     -------              --------
                                                     162,995               166,640
        Less promotional allowances (note 3)          14,667                12,362
                                                     -------              --------

             Net revenues                            148,328               154,278
                                                     -------              --------

Costs and expenses:
        Casino                                        77,063                69,534
        Hotel                                          2,051                 2,420
        Food and beverage                              8,601                 9,099
        Other                                          2,345                 2,347
        Rent expense to the Partnership               28,871                28,156
        Rent expense, other                            1,113                 1,134
        General and administrative                    22,785                20,199
        Gaming taxes                                  10,020                10,260
        Reinvestment obligation expense                  588                 1,292
        Provision for uncollectible accounts             174                   (18)
        Depreciation and amortization                  2,337                 2,149
        Interest expense                               6,745                 7,268
                                                   ---------             ---------

             Total costs and expenses                162,693               153,840
                                                   ---------             ---------


(Loss) income before income taxes                    (14,365)                  438
Income tax (benefit) expense                          (5,398)                  604
                                                   ---------            ----------

Net loss                                           $  (8,967)                 (166)
                                                   ==========            =========

Net loss per share (based on 5,046,064 and
  5,052,386 weighted average shares outstanding
  for the nine months ended September 30, 1996
  and 1995, respectively)                          $    (1.78)                (.03)
                                                   ==========            =========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                 (in thousands)


                                                                             1996                1995
                                                                          ---------             -------
Cash flows from operating activities:
     Net loss                                                              $(8,967)                  (166)
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
          Depreciation and amortization                                      2,337                  2,149
          Deferred rent to the Partnership                                  (2,188)                (1,688)
          Deferred interest receivable and
            discount from the Partnership                                   (1,123)                  (977)
          Reinvestment obligation expenses                                     588                  1,292
          Gain on disposal of assets                                          (138)                   (42)
          Deferred income taxes                                             (5,400)                   801
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                                 524                    (13)
             Other current assets, excluding current portion
               of CRDA credit                                                 (377)                 2,769
             Accounts payable                                                1,214                    548
             Other current liabilities                                      (3 113)                  (136)
             Other noncurrent liabilities                                     (888)                   171
                                                                         ---------              ---------

Net cash flows (used in) provided by operating activities                  (17,531)                 4,708
                                                                         ---------              ---------

Cash flows from investment activities:
     (Increase) decrease in intangible assets and deferred charges            (195)                   624
     Additions to property and equipment                                   (13,335)               (13,672)
     (Increase) decrease in other assets                                    (1,297)                 2,020
     Proceeds from disposition of property                                     184                     75
     Increase in long-term receivables                                      (3,312)                (1,984)
     Receipt of long-term receivables                                       10,344                  8,949
                                                                         ---------              ---------

Net cash flows used in investment activities                                (7,611)                (3,988)
                                                                         ---------              ---------

(Decrease) increase in cash and cash equivalents                           (25,142)                   720

Cash and cash equivalents at beginning of period                            35,747                 37,244
                                                                         ---------              ---------

Cash and cash equivalents at end of period                                $ 10,605                 37,964
                                                                         =========               ========

          See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

1.      Significant Events
        ------------------

        As discussed in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", there is considerable doubt as to whether the Corporation will be able to meet its obligation to pay interest due on February 1, 1997 on its 11 3/4% Notes due 2002. As a result, the Corporation is in the process of formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes.

2.      Basis of Presentation
        ---------------------

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

3.      Promotional Allowances
        ----------------------

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. In addition, the estimated cost of providing such promotional allowances to casino patrons for the three and nine months ended September 30, 1996 and 1995 has been allocated to casino operating expenses as follows (in thousands):

                                                            Three Months Ended                       Nine Months Ended
                                                                September 30,                            September 30,
                                                       ------------------------------               ----------------------
                                                        1996                 1995                 1996                 1995
                                                        ----                 ----                 ----                 ----
        Hotel                                         $ 1,012                   887                2,593                2,178
        Food and beverage                               3,262                 2,587                9,061                7,138
        Other (Entertainment)                             489                   144                1,166                  601
                                                      -------                ------              -------              -------
        Total costs allocated to
          casino operating expenses                   $ 4,763                 3,618               12,820                9,917
                                                      =======                ======               ======               ======

              Notes to Consolidated Financial Statements (cont'd.)

4.      Long-Term Receivables
        ---------------------

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):



                                                                  September 30,         December 31,         September 30,
                                                                       1996                 1995                  1995
                                                                  -------------         ------------          ------------
                                                                                        (in thousands)
        Expandable Wraparound Mortgage 14%, maturities through
          September 30, 2000 (net of $8,692,000 discount and
          $10,164,000 discount at September
          30, 1996 and 1995 respectively, and $9,815,000
          discount at December 31, 1995)                              $  55,308                63,185               65,336
        Deferred Expandable Wraparound Mortgage
          interest receivable, due September 30, 2000                    20,000                20,000               20,000
        FF&E promissory notes, 14%                                       18,104                16,527               16,495
        Expansion/Construction promissory note, 14%                       2,779                 4,495                5,029
                                                                      ---------             ---------            ---------

                                                                      $  96,191               104,207              106,860
                                                                      =========             =========            =========

5.      Property and Equipment
        ----------------------

        Property and equipment consists of the following:


                                                                 September 30,          December 31,         September 30,
                                                                      1996                  1995                  1995
                                                                  -------------         ------------          ------------
                                                                                        (in thousands)

        Gaming equipment                                               $ 19,154                19,186               19,209
        Land and land improvements                                        8,100                 8,100                8,100
        Building                                                         19,983                   -0-                  -0-
        Construction in progress                                            -0-                 8,204                3,840
        Leasehold improvements                                              745                   745                  745
        Capital lease asset                                                 613                   613                  613
        Other FF&E                                                          102                   -0-                  -0-
                                                                       --------               -------              -------

                                                                         48,697                36,848               32,507
        Less accumulated depreciation and amortization                   12,869                12,380               11,892
                                                                        -------               -------              -------

        Net property and equipment                                     $ 35,828                24,468               20,615
                                                                       ========               =======              =======


        Building and construction in progress represent the costs incurred associated with the construction of New Claridge's self-parking garage facility, which initially opened on June 28, 1996. Interest costs related to the construction of the garage facility were capitalized, and are being amortized over the estimated useful life of the garage (39 years). Total interest capitalized as of the opening of the garage on June 28, 1996 was $2,207,000; as of December 31, 1995 and September 30, 1995, capitalized interest was $1,138,000 and $781,000, respectively.

              Notes to Consolidated Financial Statements (cont'd.)

6.      Loan from the Partnership
        -------------------------

        In accordance with the terms of the Restructuring Agreement, on June 16, 1989 the Partnership loaned to New Claridge $3.6 million, which represented substantially all cash and cash equivalents remaining in the Partnership other than funds needed to pay expenses incurred through the closing of the restructuring. This loan is evidenced by an unsecured promissory note and will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Interest, which accrues at 12% per annum, is payable in full upon maturity. As of September 30, 1996, such interest, which is included in other current liabilities, amounted to $3,150,000.

7.      Other Current Liabilities
        -------------------------

        Other current liabilities consist of the following:

                                                                 September 30,          December 31,         September 30,
                                                                      1996                   1995                1995
                                                                 -------------          ------------          ------------
                                                                                        (in thousands)

        Deferred rent, current                                       $   15,078                15,078               15,078
        Accrued payroll and related benefits                              6,665                 7,279                7,298
        Accrued interest, First Mortgage Notes                            1,665                 4,161                1,665
        Accrued interest due to Partnership                               3,150                 2,826                2,718
        Auto and general liability reserves                               1,008                 1,037                1,125
        Other current liabilities                                         2,261                 2,559                2,601
                                                                     ----------             ---------            ---------
                                                                     $   29,827                32,940               30,485
                                                                     ==========             =========            =========

        The amount of deferred rent as of September 30, 1996 of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

8.      Long-Term Debt
        --------------

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

              Notes to Consolidated Financial Statements (cont'd.)

9.      Other Noncurrent Liabilities
        ----------------------------

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of September 30, 1996, accrued interest would have amounted to approximately $43.4 million.

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

              Notes to Consolidated Financial Statements (cont'd.)

10.     Income Taxes
        ------------

        The Corporation recorded an income tax benefit of $5,398,000 for the nine months ended September 30, 1996 which represents the tax benefit of losses which the Corporation believes will more likely than not be realized.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's 1990 and 1991 taxable years. The Corporation intends to file a petition with the United States Tax Court requesting a redetermination of the asserted deficiency. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's consolidated financial statements.

11.     Claridge License Renewal
        ------------------------

        On September 22, 1995, New Claridge was issued a four-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1995.

12.     Recently Adopted Accounting Pronouncements
        ------------------------------------------

        During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

        SFAS 121 requires that a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the company should evaluate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS 121 on January 1, 1996 did not require any impairment to be recognized during the nine months ended September 30, 1996.

        SFAS 123 requires either the application of fair value based method of accounting or additional proforma disclosures for stock-based compensation plans. The adoption of SFAS 123 on January 1, 1996 had no effect on the Corporation's consolidated financial position or results of operations for the three and nine months ended September 30, 1996.

              Notes to Consolidated Financial Statements (cont'd.)

13.     Other Events
        ------------

        On June 28, 1996, the Corporation opened its new $28 million, 1,200-space self parking garage. On July 10, 1996, the facility was closed as a result of a fatal accident which occurred in the garage. The self-parking garage was reopened on September 20, 1996 when certain structural enhancements were completed and all necessary approvals of the enhancements were obtained.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1996
-------------------------------------------------------------------

        The Corporation had a loss of $2,653,000, net of income tax benefit of $1,467,000, for the three months ended September 30, 1996, compared to income of $1,682,000, net of income tax expense of $1,411,000, for the same period in 1995.

        Casino revenue (the difference between amounts wagered by and amounts paid to casino patrons) earned by the Claridge during the third quarter of 1996 totaled $42,757,000, a decrease of 9.2% from casino revenues earned during the third quarter of 1995. Casino revenues earned by all Atlantic City properties as reported for the three months ended September 30, 1996 were slightly higher than revenues earned during the same period of 1995. On July 10, 1996, the Claridge's $28 million self-parking garage, which had been opened on June 28, 1996, was closed due to a fatal accident; the self-parking garage was not reopened until September 20, 1996, when certain structural enhancements were completed. As a result of not having the use of the self-parking garage during the busy summer season, the Claridge was unable to fully take advantage of certain promotional programs designed to capture the more profitable drive-in casino patron. Competition for casino patrons remained heightened during the third quarter of 1996, as the many recently expanded casinos and the newly-opened Trump World's Fair Casino, strived to acquire and maintain their "fair share" of the casino revenue market. In addition, major infrastructure improvements in Atlantic City have commenced in connection with the construction of the new Convention Center and the corridor project linking the Center to the boardwalk; as a result, there was considerable traffic congestion on roads leading into and around Atlantic City during the third quarter, contributing to the relatively disappointing citywide casino results.

        Claridge table games revenue for the third quarter of 1996 was $10,007,000, a decrease of 4.3% from table games revenue earned during the third quarter of 1995. Although table games drop (the amount of gaming chips purchased by patrons) during the third quarter of 1996 increased 6.2% over the same period of 1995, the "hold" percentage (the ratio of win to drop) decreased to 13.1% in the third quarter of 1996 from 14.6% in the third quarter of 1995. Table games drop activity increased in 1996 as a result of the introduction of several new player development programs, including a junket program and the offering of gaming chip coupons, as well as the introduction of the popular game "Let It Ride Poker". Citywide table games revenue as reported for the third quarter of 1996 increased 1.6% over the same period of 1995

        Slot machine revenue earned by the Claridge during the third quarter of 1996 totaled $32,750,000, reflecting a 10.6% decrease from slot machine revenues earned in the third quarter of 1995. This decrease was primarily due to increased competition as a result of the increased casino floor space at other Atlantic City properties compared to last year, most notably the Trump World's Fair Casino, which opened in May 1996 with 1,500 slot machines and 33 table games. Slot machine revenues earned by all Atlantic City casinos as reported for the three months ended September 30, 1996 increased slightly over the same period of 1995. During the third quarter of 1996, the average number of slot machines available citywide increased by approximately 3,800 machines, or 13.0%, over the same period of 1995; the average number of slot machines available at the Claridge during the third quarter of 1996 remained consistent with the third quarter of 1995.

        Competition for attracting the bus passenger market continued citywide during the third quarter of 1996, in the form of increased coin incentives offered to passengers arriving by bus. Due to its dependency on the bus market, the Claridge has had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. In the third quarter of 1996, bus coin incentives averaged approximately $17 per passenger, compared to approximately $12 per passenger in the third quarter of 1995.

In total, during the three months ended September 30, 1996, $4,201,000 of coin incentives were issued to 254,000 bus passengers, compared to $3,385,000 of coin incentives issued to 280,000 bus passengers in the third quarter of 1995. In addition, the Claridge offers promotional incentives to existing customers, in the form of coin to play slot machines and gaming chips to play table games. In 1995, the Claridge also offered incentives to prospective customers who were identified based on demographic models; analysis of the results of this program resulted in a reduction of prospecting efforts, starting in late 1995. During the third quarter of 1996, promotional incentives issued through these direct mail programs totaled $3,208,000, compared to $3,656,000 in the third quarter of 1995.

        Hotel revenues for the third quarter of 1996 were $2,977,000, in line with hotel revenues for the same period of 1995. During the third quarter of 1996, hotel occupancy was 99.4%, with an average room rate of $65; this was comparable to the occupancy and average room rate during the same period of 1995 of 99.9% and $63, respectively. During the second quarter of 1996, the number of hotel rooms available in Atlantic City increased as a result of the opening of the Tropicana's new tower which includes approximately 600 hotel rooms, and the opening of the Trump World's Fair Casino, with approximately 500 hotel rooms. Food and beverage revenues for the third quarter of 1996 of $5,960,000 were 6.3% higher than the third quarter of 1995, due to a higher average price per meal ($8.27 in 1996 compared to $6.90 in 1995), as a result of an increase in the buffet price. The number of covers (meals served) decreased to 515,000 in the third quarter of 1996, from 553,000 in the same period of 1995. Other revenues during the third quarter of 1996 of $694,000 increased over other revenues of $576,000 during the same period of 1995 due primarily to a more aggressive entertainment policy, which resulted in an increase in showroom revenues. Promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, increased to $5,798,000 for the three months ended September 30, 1996, from $4,771,000 for the same period of 1995, as a result of the increased efforts to maintain casino revenue market share.

        Total costs and expenses for the three months ended September 30, 1996 of $54,817,000 were 3.3% higher than expenses during the third quarter of 1995. Casino operating expenses for the third quarter of 1996 increased over the second quarter of 1995 due to the increase in coin incentive costs, combined with the increase in the cost of providing promotional allowances to casino patrons. Depreciation and amortization expense for the third quarter of 1996 increased over the same period of 1995 as a result of the opening of the self-parking garage on June 28, 1996; the cost of the garage will be depreciated over 39 years. Interest expense for the third quarter of 1996 was higher than the same period of 1995 due to the capitalization of interest during the construction of the self-parking garage in 1995.

Results of Operations for the Nine Months Ended September 30, 1996
------------------------------------------------------------------

         The Corporation had a loss of $8,967,000, net of income tax benefit of $5,398,000, for the nine months ended September 30, 1996, compared to a loss of $166,000, net of income tax expense of $604,000, for the same period in 1995.

        Casino revenue earned by the Claridge for the first nine months of 1996 was $125,405,000, a decrease of 2.3% from casino revenues earned in the same period of 1995. Casino revenues earned by all Atlantic City properties as reported for the nine months ended September 30, 1996, increased 2.5% over the same period of 1995. Citywide casino revenues were adversely affected in the first quarter of 1996 by several severe winter storms, most notably the January blizzard, which blanketed the Northeastern United States with a record amount of snow; this compared to the mild weather conditions experienced in the first quarter of 1995. In addition, citywide casino capacity has continued to increase over the total capacity available in 1995, reflected in a 7.8% increase in the average casino square footage, and a 9.6% increase in the average number of slot machines, including the opening of the Trump World's Fair Casino in May 1996. These expansions have resulted in heightened efforts among the Atlantic City casinos to compete for market share.

        Table games revenue earned by the Claridge during the nine months ended September 30, 1996 was $30,460,000, a 4.1% increase over table games revenue earned in the same period of 1995. This increase resulted from a 7.3% increase in table games drop over the first nine months of 1995 due to the increased table games player development efforts, partially offset by a decrease in the hold percentage, to 14.9% during the first nine months of 1996, from 15.3% during the same period of 1995. Citywide table games revenue, as reported, for the first nine months of 1996 increased 2.7% over the same period of 1995.

        Slot machine revenue earned by the Claridge during the nine months ended September 30, 1996 was $94,945,000, a 4.2% decrease from slot revenues earned during the same period of 1995 of $99,147,000. Citywide slot machine revenues, as reported, for the first nine months of 1996 increased 2.5% over the same period of 1995. Contributing to the increase in citywide slot revenues during the first nine months of 1996 was the 9.6% increase in the average number of slot machines available over the same period of 1995, including the addition of approximately 1,500 new machines at the Trump World's Fair; the average number of slot machines available at the Claridge during the first nine months of 1996 remained consistent with the average number available during the same period of 1995.

        Coin incentives issued to patrons arriving at the Claridge by bus during the nine months ended September 30, 1996 averaged $19 per passenger, compared to an average of $12 per passenger in the first nine months of 1995. In total, $15,313,000 of coin incentives were issued to 803,000 bus passengers during the nine months ended September 30, 1996, compared to $8,729,000 issued to 718,000 passengers in the same period of 1995. In addition, during the first nine months of 1996, the Claridge issued $8,404,000 in coin, matched play, and gaming chip incentives to patrons through its direct mail programs, compared to $9,650,000 issued during the same period of 1995, which also included incentives issued through prospecting efforts.

        Hotel revenues for the nine months ended September 30, 1996 totaled $7,038,000, compared to $7,203,000 in the same period of 1995. Hotel occupancy for the first nine months of 1996 was 94%, with an average room rate of $55, compared to occupancy of 94% and an average room rate of $57 during the same period of 1995. Total food and beverage revenues for the nine months ended September 30, 1996 were $15,927,000 compared to $15,130,000 during the same period of 1995. In total 1,401,000 covers were served during the first nine months of 1996 at an average price per cover of $7.77, compared to 1,336,000 covers and an average cover price of $7.53 during the same period of 1995. Other revenues earned during the first nine months of 1996 of $1,868,000 increased over the same period of 1995 primarily due to an increase in showroom revenues as a result of the more aggressive entertainment policy in 1996. Promotional allowances during the nine months ended September 30, 1996 were $14,667,000, compared to $12,362,000 during the nine months ended September 30, 1995; this increase, as was also reflected in the results for the third quarter, was due to increased usage of promotional allowances as a marketing effort to maintain casino revenue market share.

        Total costs and expenses for the nine months ended September 30, 1996 were $162,693,000, a 5.8% increase over expenses during the same period of 1995, primarily as a result of the increase in coin incentives issued through the bus program. In addition, general and administrative costs for the nine months ended September 30, 1996 reflect a 12.8% increase over the same period of 1995, primarily resulting from increased advertising expenditures. Interest expense for the first nine months of 1996 decreased from the same period of 1995 due to the capitalization of interest related to the construction of the self-parking garage in 1995.

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

         (ii) to fund the cost of a 12,000 square foot expansion of the Claridge's casino capacity, the addition of approximately 500 slot machines, and the relocation of two restaurants and their related kitchen areas. The total cost of this expansion, which became fully operational on June 30, 1994, was approximately $12.7 million; and

        (iii) the acquisition of land, at a cost of $7.5 million, adjacent to New Claridge's existing valet-parking facility, which was used for the construction of a self-parking facility. Through September 30, 1996, approximately $19.1 million had been expended to fund the cost of the garage, which opened on June 28, 1996; the total cost of the garage is expected to be approximately $20 million, excluding the cost of interest capitalized during the construction period.

        In addition, on February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment, which was granted in 1989 and now held in a trust for the benefit of the Valley of the Sun United Way (see Note 9, Other Noncurrent Liabilities). The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period January 1, 1997 to the date of the payment of the purchase price, if the purchase occurs after December 31, 1996. The purchase price may also increase if future distributions to Releasing Investors exceed certain amounts.

At September 30, 1996, the Corporation had a working capital deficit of $6,161,000 as compared to working capital of $15,122,000 at December 31, 1995. This decrease in working capital is principally attributable to a decrease in cash and cash equivalents of $25,142,000 (primarily due to payments for the construction of the self-parking garage and interest due on the First Mortgage Notes), an increase in accounts payable of $1,214,000 (primarily due to accruals related to the construction of the self-parking garage), offset by an increase in accounts receivable of $1,583,000 (principally the current portion of the Expandable Wraparound Mortgages due from the Partnership), a decrease in accrued payroll and related benefits of $614,000, and a decrease in interest payable on the First Mortgage Notes of $2,496,000. Working capital at September 30, 1995 was $20,456,000. Current liabilities at September 30, 1996 and December 31, 1995 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $3,150,000 at September 30, 1996 and $2,826,000 at December 31, 1995. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at September 30, 1996 and December 31, 1995 would have been $15,667,000 and $36,626,000, respectively.

        During the first nine months of 1996, the Corporation's working capital was reduced substantially as a result of significant operating losses during that period, as well as significant capital expenditures for construction of the self-parking garage, with cash flows used in operating activities (i.e., negative cash flow) amounting to $17,531,000, and cash flows used in investment activities during that period amounting to $7,611,000. During the same period, the Corporation's Adjusted EBITDA (as defined below) was only $2,338,000 compared to $17,431,000 for the first nine months of 1995. While expenditures for construction of the self-parking garage have largely been completed, the factors that contributed to the negative cash flow and substantially reduced Adjusted EBITDA for the first nine months of 1996, including increased and new competition in the Atlantic City casino market, appear to be continuing.

        While the Corporation's operating results have improved somewhat and could continue to improve over the remainder of the year with the reopening of its self-parking garage in mid-September, the Corporation anticipates that it is more likely for there to be a continuation of the current level of operating results for the foreseeable future. Although the Corporation has taken steps to conserve its cash by reducing various operating expenses, it is unlikely that the Corporation will be able to meet its obligation to pay interest due on February 1, 1997 on its 11 3/4% Notes due 2002. As a result, the Corporation, in consultation with its financial advisor, Dillon, Read & Co., Inc., is in the process of formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes as outlined in Exhibit A to this Form 10-Q. In broad terms, the proposed restructuring may include a reduction in the debt obligations of the Corporation, together with restructuring of certain of the Corporation's arrangements with the Partnership, including abating rent payable under the Operating Lease with the Partnership and extending the term of the Expandable Wraparound Mortgage. Any such restructuring may be accomplished in connection with a "prepackaged" bankruptcy proceeding involving the Corporation and its subsidiaries to which the principal creditors of the Corporation and its subsidiaries have agreed. If the Corporation is unable to reach agreement with the holders of the Notes and other significant creditors and with the Partnership regarding restructuring of the Corporation's obligations, it is likely that the Corporation will need to seek protection from its creditors in a reorganization proceeding under Chapter 11. In addition, the Corporation, together with Dillon, Read & Co., Inc., is pursuing other strategic alternatives, including a possible sale of the company.

        Assuming that the Corporation does not pay interest due on its 11 3/4% Notes due 2002, management of the Corporation believes that the Corporation has sufficient liquidity to meet its other obligations in the ordinary course of its business. Similarly, if the Corporation's obligations to the holders of the Notes and to the Partnership are restructured as discussed above, management of the Corporation believes that the Corporation will have sufficient liquidity to meet its obligations on any restructured debt that replaces the Notes and to the Partnership in the ordinary course of its operations. There can, however, be no assurance that this outcome will result.

For the nine months ended September 30, 1996, cash flows used in operating activities were $17,531,000, compared to cash flows provided by operating activities of $4,708,000 for the same period of 1995; the increase in cash used in operating activities was principally due to the increase in pre-tax net loss.

Cash flows used in investment activities for the nine months ended September 30, 1996 and 1995 were $7,611,000 and $3,988,000, respectively. Cash flows used in investment activities in the first nine months of 1996 for additions to property and equipment include expenditures for the construction of the self-parking garage facility; in the first nine months of 1995, additions to property and equipment included the cost of the acquisition of the land on which the garage facility is being constructed.

        For the nine months ended September 30, 1996, the Corporation's "Adjusted EBITDA" was $2,338,000, compared to $17,431,000 for the same period of 1995. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. At September 30, 1996 the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Also as of September 30, 1996, $35.0 million of basic rent had been abated. The remaining $3.8 million of available abatement is expected to be fully utilized by the first quarter of 1997. Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the $38.8 million abatement is fully utilized will increase substantially to approximately $39.5 million in 1997, as compared to $31.7 million (net of projected abatement) in 1996. Additional abatements of rent totaling $500,000 are available as a result of the acquisition of the option to purchase the Contingent Payment, and further abatements could become available upon exercising the Contingent Payment option (see Note 9, Other Noncurrent Liabilities).

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at June 30, 1996 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $120.8 million.

                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

  (a)          Exhibits filed as part of the report

        99(a)          Form of Letter to Holders of Notes.

  (b) The Corporation filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)



By:   /s/ RAYMOND A. SPERA
   -----------------------------
         Raymond A. Spera
         Executive Vice President of Finance/
         Chief Financial Officer
         (Authorized Officer,
         Principle Financial Officer and
         Principle Accounting Officer)



Dated: November 8, 1996

                                INDEX TO EXHIBITS


        Exhibit
        -------
        EX99(a)        Form of Letter to Holders of Notes