Form 10-K
period 1996-12-31
CLARIDGE HOTEL & CASINO CORP
filed 1997-03-31
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

    (Mark One)

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the fiscal year ended    December 31, 1996
                                                              -----------------

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

Indicate the number of shares outstanding of each class of the Registrant's Stock, as of the latest practicable date:

                          Number of Shares Outstanding
                                 March 28, 1997
                          -----------------------------

Class A Stock                     5,046,064 (After deducting 16,436 shares of
                                               Treasury Stock)

                       DOCUMENTS INCORPORATED BY REFERENCE



                  DOCUMENT                                       FORM 10-K PART

Portions of the definitive Proxy Statement with                        III
respect to the Annual Meeting of Shareholders scheduled to be held on June 10, 1997 (hereinafter referred to as the "Proxy Statement"), but specifically excluding the section entitled "Report on Executive Compensation" which shall not be deemed to be incorporated by reference herein

                                     PART I


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

Corporate Structure

      On October 31, 1983, New Claridge acquired certain assets of the Claridge including gaming equipment ("Casino Assets"), from Del E. Webb New Jersey, Inc. ("DEWNJ") a wholly-owned subsidiary of Del Webb Corporation ("Webb"); leased certain other of the Claridge's assets, including the buildings, parking facility and non-gaming, depreciable, tangible property of the Claridge ("Hotel Assets"), from Atlantic City Boardwalk Associates, L.P., a New Jersey limited partnership ("Partnership"); subleased the land on which the Claridge is located from the Partnership; assumed certain liabilities related to the acquired assets; and undertook to carry on the business of the Claridge. In connection with these transactions, the Partnership granted the Expandable Wraparound Mortgage (described below) to New Claridge. These transactions were entered into in connection with the private placement of equity interests in the Corporation and the Partnership. The offering was structured to furnish the investors with certain tax benefits available under the federal tax law then in effect. The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in the private placement as units, and because there has been relatively little trading in the stock or Partnership interests, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Corporation and the Partnership are independent entities, approximately 95% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership. The Partnership does not currently engage in any significant business activities other than those relating to the Claridge.

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

Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangements. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

      The net proceeds of the Notes, totalling $82.2 million net of fees and expenses, were used as follows: (i) to repay in full on January 31, 1994, the then outstanding debt of the Corporation under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in mid-1996; and (iv) to acquire the Contingent Payment Option (see Item 1. Business - "Contingent Payment").

Recent Developments

      During 1994 and 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995. (See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

      In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, that without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. To date, the Corporation has not received any acceptable proposals in regards to the possible sale of the Corporation.

      In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996, at which time the noteholders were urged to form a steering committee or other representative body to conduct negotiations. Although a group of noteholders formed and met with the management of the Corporation on a few occasions, by the time the committee formally organized itself on January 7, 1997, it consisted of six members representing ownership of less than 5% of the total amount of Notes outstanding. At that time, the Corporation determined that the committee did not represent a sufficient portion of the noteholders to negotiate on behalf of the noteholders generally. As a result, the Corporation did not formally recognize the committee and did not engage in any negotiation with the committee or its members, although it did encourage the members of the committee to continue to attempt to obtain broader representation of the noteholders.

      On January 12, 1997, management of the Corporation was contacted, through an agent, by Hilton Hotel Corporation ("Hilton"), regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. On January 30, 1997, the Corporation issued a press release indicating that the Corporation would not make the interest payment due on the Notes on February 3, 1997, and that the Corporation had entered negotiations with Hilton regarding acquisition of the Corporation by Hilton through a prepackaged bankruptcy plan. At that time, a representative of Hilton indicated that Hilton had acquired approximately 35% to 40% of the Notes. On February 5, 1997, three holders of the Notes, who were members of the unofficial committee which they had formed, filed a petition for involuntary bankruptcy against the Corporation in the bankruptcy court for the District of New Jersey.

      Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes (the "Indenture"). In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. The Corporation expects the negotiations with Hilton to continue.

      The Corporation had sufficient cash to pay the interest on the Notes on March 4, 1997 due to several events: (i) cash flow from operations for January and February 1997 improved significantly over what had been expected; (ii) effective March 1, 1997, the Operating Lease and Expansion Operating Lease (defined below) were amended to provide for the deferral of basic rent of $1.3 million on March 1, 1997 (see Item 1. Business - "Certain Agreements between the Corporation, New Claridge and the Partnership"); and (iii) on February 28, 1997, New Claridge entered into an agreement with Thermal Energy Limited Partnership I ("Atlantic Thermal"), pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million.

Certain Agreements between the Corporation, New Claridge and the Partnership

      The current relationships and agreements between the Corporation, New Claridge and the Partnership are described below:

      Operating Lease/Expansion Operating Lease. The Casino Assets are owned by New Claridge. In addition, the new self-parking garage and the land on which it is located are owned by New Claridge. The Hotel Assets and underlying land are owned by the Partnership and leased by the Partnership to New Claridge. The lease obligations are set forth in a lease (the "Operating Lease"), originally entered into on October 31, 1983, and an expansion operating lease (the "Expansion Operating Lease"), covering additions to the Claridge made in 1986.

      The Operating Lease has an initial term of 15 years with three 10-year renewal options. Basic annual rent payable during the initial term of the Operating Lease in equal monthly installments was $38,055,000 in 1994, $39,030,000 in 1995, $39,906,000 in 1996, and will be $41,775,000 in 1997 and $32,531,000 for the nine month period ending September 30, 1998. Basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 for the lease year commencing October 1, 1998 through September 30, 1999, and, subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter.

      New Claridge is also required to pay as additional rent amounts including certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "FF&E Replacements") and the general and administrative costs of the Partnership. The Partnership is required during the entire term of the Operating Lease, and any subsequent renewal terms, to provide FF&E Replacements to New Claridge and to provide facility maintenance and engineering services to New Claridge. New Claridge is required to lend the Partnership any amounts ("FF&E Loans") necessary to fund the cost of FF&E Replacements, and if the Partnership's cash flow, after allowance for certain distributions, is insufficient to provide the facility maintenance and engineering services required of it, New Claridge is also required to lend the Partnership the funds required to provide those services. Any advances by New Claridge for either of the foregoing will be secured under the Expandable Wraparound Mortgage in an amount up to $25,000,000. Thereafter, such advances shall be secured under separate security agreements.

      On March 17, 1986, New Claridge entered into the Expansion Operating Lease Agreement with the Partnership under which New Claridge leased certain improvements (the "Expansion Improvements") made to the Claridge in 1986, for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount will be adjusted based on the Consumer Price Index with any increase not to exceed two percent per annum. Basic annual rent for 1996 was $4,718,000. Basic rent during the renewal term will be calculated pursuant to a formula, with annual basic rent not to be more than $3 million nor less than $2.5 million and, subsequently, not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

      New Claridge is also required under the Expansion Operating Lease to pay as additional rent amounts equal to certain expenses and the debt service relating to furniture, fixture and equipment replacements and building improvements (collectively "Expansion FF&E Replacements") for the Expansion Improvements. The Partnership will be required during the entire term of the Expansion Operating Lease, and any subsequent renewal terms, to provide New Claridge with Expansion FF&E Replacements and to provide facility maintenance and engineering services to New Claridge. New Claridge will be obligated to lend the Partnership any amounts necessary to fund the cost of Expansion FF&E Replacements. Any advances by New Claridge for the foregoing will be secured under the Expandable Wraparound Mortgage in an amount up to $25,000,000. Thereafter, such advances shall be secured under separate security agreements.

      Effective with the consummation of the restructuring in June 1989, the Operating Lease and the Expansion Operating Lease were amended to provide for the deferral of up to $15.1 million of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. Additional abatements of rent totalling $500,000 became available as a result of the acquisition of the option to purchase the Contingent Payment. All available rent abatements were fully utilized in the first quarter of 1997. Further abatements would become available in the event that the Contingent Payment option is exercised. (See Item 1. Business - "Contingent Payment").

      The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full. For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and
      2003).

      In conjunction with the Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, as discussed above, the Corporation, New Claridge and the Partnership entered into a restructuring agreement, effective March 1, 1997, to modify certain terms of the Expandable Wraparound Mortgage (see below). In addition, under the March 1, 1997 restructuring agreement, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

      Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge has an option to purchase, on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised, which in no event may be less than an amount equal to the amount then outstanding under the Expandable Wraparound Mortgage (see below) plus $2.5 million, plus any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. If New Claridge does not exercise this option on September 30, 1998, it may exercise an option, on September

      30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

      If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

      Expandable Wraparound Mortgage. On October 31, 1983, the Partnership executed and delivered to New Claridge the Expandable Wraparound Mortgage, which was subordinate to an $80 million first mortgage granted by the Partnership to a group of banks, and a $47 million purchase money second mortgage ("Purchase Money Second Mortgage"), granted by the Partnership to DEWNJ. The Purchase Money Second Mortgage, which was due on September 30, 2000, was cancelled upon satisfaction of certain conditions set forth in an agreement entered into at the time of the 1989 restructuring. In conjunction with the offering of $85 million of Notes on January 31, 1994, the outstanding debt under the Loan Agreement, which included a first mortgage and the revolving credit line, was satisfied in full. By its terms, the Expandable Wraparound Mortgage may secure up to $25 million of additional loans to the Partnership from New Claridge to finance FF&E Replacements and facility maintenance and engineering shortfalls. The Expandable Wraparound Mortgage provides that, so long as the Partnership is not in default on its obligations under the Expandable Wraparound Mortgage, New Claridge is obligated to make payments required under any senior mortgage indebtedness. The indebtedness secured by the Expandable Wraparound Mortgage bears interest at an annual rate equal to 14%, with certain interest installments that accrued in 1983 through 1988 totalling $20 million being deferred until maturity. In addition, the Partnership is required under the Expandable Wraparound Mortgage to make payments of principal and interest in respect of any FF&E Loans made to finance FF&E Replacements or facility maintenance or engineering costs as described above. To the extent these FF&E Loans exceed $25 million in the aggregate outstanding at any time, they will be secured under separate security agreements and not by the lien of the Expandable Wraparound Mortgage.

      On March 17, 1986, the first mortgage was amended and assumed by New Claridge. The amount of the amended and assumed first mortgage was increased to secure up to $96.5 million to provide financing for the Expansion Improvements. Indebtedness secured by the Expandable Wraparound Mortgage was increased by an amount up to $17 million to provide the Partnership with the necessary funding.

      Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest so as to repay on September 30, 1998, in full, the principal balance of this $17 million increase in the Expandable Wraparound Mortgage. On March 17, 1986, the Expandable Wraparound Mortgage was amended to require that the $127 million aggregate principal amount secured by it would be repayable in installments during the years 1988 through 1998 in escalating amounts totalling $80 million, with a balloon payment of $47 million and the $20 million of deferred interest due on September 30, 2000.

      Effective March 1, 1997, the Corporation, New Claridge, and the Partnership entered into a restructuring agreement, pursuant to which New Claridge agreed to use its best efforts to cause a modification of the Expandable Wraparound Mortgage (the "Wraparound Modification") that is permitted by, or is in compliance with, the terms of the Indenture. The Wraparound Modification, if so permitted, will provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding.

      In connection with the offering of the Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

Contingent Payment

      Following the 1983 transactions, Webb and its affiliates retained significant interests in the Claridge. Effective with the closing of the restructuring in June 1989, all or substantially all of the financial, contractual, ownership, guarantee and other relationships of the Corporation and New Claridge with Webb were terminated. The Restructuring Agreement provided that Webb would retain an interest equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly (the "Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to their shareholders or partners, respectively, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment.

      In connection with the 1989 restructuring, Webb agreed to grant those investors in the Corporation and the Partnership ("Releasing Investors"), from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the investors provided releases and became Releasing Investors. Payments to Releasing Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

      On April 2, 1990, Webb transferred its interest in the Contingent Payment to an irrevocable trust for the benefit of the Valley of the Sun United Way, and upon such transfer Webb was no longer required to be qualified or licensed by the New Jersey Casino Control Commission (the "Commission").

      On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurs after December 31, 1996. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Investors exceed $20 million. It is estimated that at December 31, 1996, the aggregate amount payable in respect of the Contingent Payment was $65.8 million.

      Given the recent operating results (see Item 1. Business - "Recent Developments"), it is unlikely that the Corporation would be able to exercise this Contingent Payment option using available working capital, or absent a refinancing or sale transaction.

      In the event that the option is exercised, it is anticipated that the Contingent Payment would be cancelled so that neither the Corporation or the Partnership would have any obligation to make any payment in respect of the Contingent Payment before making a distribution to shareholders or limited partners. Upon the purchase and cancellation, however, the Corporation and the Partnership would remain obligated to make payments to the Releasing Investors, in respect of the Contingent Payment Rights, before any distribution may be made to shareholders or limited partners. These payments would be required to be in the same amounts as if the Contingent Payment had not been purchased and cancelled. As a result, it is not likely that shareholders or limited partners who are not Releasing Investors will receive any distribution from the Corporation or the Partnership. In the aggregate, Releasing Investors are entitled to receive up to an amount equal to approximately 72% of the Contingent Payment if the option is exercised.

      Under the terms of the option, upon purchase of the Contingent Payment, the Corporation and/or the Partnership would be required to make distributions in excess of $7 million to the Releasing Investors. The Corporation and the Partnership have agreed to cooperate in the purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution would be contributed through additional abatements of basic rent payments due under the Operating Lease and Expansion Operating Lease.

The Claridge

      The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. Built in 1929 as a hotel, the Claridge was remodeled at a cost of approximately $138 million prior to its reopening as a casino hotel in 1981. The Expansion Improvements, which were completed in 1986 at a cost of approximately $20 million, provided approximately 10,000 additional square feet of casino space, together with a 3,600 square foot lounge. In 1994, approximately $12.7 million was expended to expand the Claridge's casino square footage by approximately 12,000 feet. In 1996, New Claridge constructed a self-parking garage facility connected to its existing valet-parking garage, at a cost of approximately $28 million. The combined garage facility provides parking for approximately 1,200 vehicles.

      The Claridge's casino consists of approximately 59,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,750 slot machines and sixty-five table games, including forty-one blackjack tables, ten craps tables, five roulette tables, three Caribbean stud poker tables, one mini-baccarat table, and five other specialty games. The hotel with related amenities consists of 502 guest rooms (including 28 corner suites, 26 specialty suites and five tower penthouse suites), four restaurants, a buffet area, three lounges, a private players club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon, and a health club with an indoor swimming pool.

      New Claridge experiences a seasonal fluctuation in demand, which is typical of casino-hotel operations in Atlantic City. Historically, peak demand has occurred during the summer season. New Claridge's principal market is the Mid-Atlantic area of the United States. The casino gaming business in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act (the "Act") and regulations thereunder which affect virtually all aspects of casino operations. (See Item 1. Business - "Competition" and "Gaming Regulation and Licensing").

Competition

      Competition in the Atlantic City casino-hotel market is intense. As of December 31, 1996, the twelve existing casino facilities offered approximately 1,080,000 square feet of gaming space, a 12.5% increase over the casino square footage as of December 31, 1995 of approximately 960,000 square feet. In May

1996, the 49,000 square foot Trump World's Fair casino opened, and minor casino expansions occurred at several other properties in 1996. For the years ended December 31, 1996 and 1995, citywide gaming revenues, as reported, increased 1.8% and 9.5%, respectively, over prior year levels.

      The Atlantic City gaming market is expected to experience significant growth over the next several years as Atlantic City transforms itself from a "day-trip" market to a "destination resort." As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, over $4.6 billion of new investment has been announced or recently completed in the Atlantic City gaming market. As currently scheduled, the planned expansion of existing casinos alone will increase total Atlantic City casino space by over 34%, and hotel rooms by almost 145%. In addition, several Las Vegas casino operators have recently announced plans to construct new casinos in Atlantic City.

      In addition to the major casino expansions and the announced new casinos, major infrastructure improvements have begun. A new $268 million convention center, scheduled for completion in May 1997, is expected to contain approximately 500,000 square feet of exhibition space, 45 meeting rooms, food service facilities, and a 1,600-car underground parking garage. The new convention center will be the largest exhibition space between Boston and Atlanta. A 500-room non-casino hotel is currently being constructed, and is expected to be completed in the fall of 1997; it will be linked to the new convention center by an elevated walkway. The development of a corridor which will link the convention center to the boardwalk area is currently underway, and will feature a wide, landscaped boulevard with a reflecting pool, an expanded park area, and a 60-foot lighthouse which will be illuminated each night by a spectacular light show. In February 1997, construction of a new $7.5 million bus terminal, which is a major component of this corridor, was completed. The State of New Jersey is also implementing a capital plan of approximately $125 million to upgrade and expand the Atlantic City International Airport.

      All casinos in Atlantic City are part of hotels which offer dining, entertainment, and other guest facilities. As the size of the gaming facilities continue to grow, the need for additional hotel rooms has become evident. During 1996, the number of hotel rooms available citywide increased with the opening of the Trump World's Fair casino (approximately 500 rooms) and the Tropicana's new 600-room hotel tower. Several existing Atlantic City casinos have plans to increase their hotel space in 1997 and 1998, including Harrah's, Trump Taj Mahal, Hilton, and Caesars, for a total expected increase of approximately 2,100 hotel rooms. In addition, a 500-room non-casino hotel is expected to be constructed adjacent to the new convention center, which is scheduled to open in 1997. Competition among the existing casino-hotels is based on factors such as promotional allowances and incentives; the attractiveness of the casino area; advertising; customer service; the availability, quality, and price of rooms, food, and beverage; ease and availability of parking and accessing the facility; and entertainment.

       The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1996. During 1996, 9.8 million casino patrons arrived in Atlantic City by bus, an 11% increase over 1995 levels. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to approximately $19 in 1996 from approximately $13 in 1995. New Claridge has relied heavily on attracting patrons who travel to Atlantic City by bus because the Claridge previously lacked a self-parking facility, and has therefore had to remain competitive with other casino operators in regards to the incentives offered. Even with the 1,200-space parking facility, New Claridge will continue to rely on its bus customers as a significant source of business.

      The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains the atmosphere of a grand hotel, and on the Claridge's smaller, more intimate size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain a customer base whose wagering spans the same market segments serviced by other casino hotels, but primarily targets the middle, leaving the high-end business to its competitors. New Claridge believes it is uneconomical to pursue the high-end market as its core business because of the high maintenance cost and potential volatility in table games "hold" percentages (the ratio of win to the amount of gaming chips purchased by patrons). The typical Claridge patron has a lesser need for credit as well as a lower average complimentary cost. The majority of the Claridge's casino revenue is generated by slot machine play, the fastest growing segment of gaming play. In 1995, 77% of the Claridge's casino revenue came from slot play as compared to 68% reported for all Atlantic City properties. The trend has continued in 1996 with 75% of the Claridge's casino revenue generated from slot play, compared to 69% for all Atlantic City casinos.

      The key elements of New Claridge's marketing plan include the use of complimentaries, promotional activities, entertainment events, player development hosts, a bus program, and the use of commissioned agents to attract groups from outside the company's traditional market areas ("junket/splinter program"). New Claridge also operates a direct marketing program to attract and retain customers. New Claridge's Compcard Gold program, which allows patrons to earn various complimentaries, including coins for slot machine play and gaming chips for table play, based on their levels of gaming activity, provides a valuable database of information on playing preferences, frequency and denominations of play, and the amount of gaming revenues produced by gaming patrons. Because of the expanded facilities and amenities now offered at the Claridge, the "Because Smaller is Friendlier" positioning statement was changed to "Smaller, Friendlier and So Much More." This position retains the equity in the intimacy-seeking patron, but extends it to communicate that the Claridge now has a facility capable of comfortably servicing a larger customer base, and offering the same amenities and entertainment found at larger Atlantic City casino hotels.

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

      Beginning in the fall of 1988, three events occurred that accelerated the presence of casino gaming in the United States: (i) a statewide ballot issue in South Dakota approved limited-stakes gaming in Deadwood; (ii) the state legislature approved river boat gaming in Iowa in early 1989; and (iii) Congress passed the Indian Gaming Regulatory Act of 1988, which permits unrestricted gaming on Indian land in any state that already allows similar gaming (for example, if the state allows charitable gaming for non-profit organizations, then federally-recognized Indian tribes can run similar operations on their land). Since these events occurred, the gaming industry rapidly expanded; during 1995 and 1996, however, the expansion of gaming slowed considerably. In 1996, although voters in Michigan approved casino gaming for the city of Detroit, gambling measures were defeated in several other states. In January 1997, the New York State Senate voted to deny a statewide referendum to legalize casino gaming in that state. Legislation to put the issue before Pennsylvania voters has been introduced several times in the past few years, but none has so far succeeded. The current Pennsylvania Governor, Tom Ridge, has indicated that he will require a statewide vote on gaming, as well as local referendum; the requirement for a statewide vote would make the legalization of casino gaming in Pennsylvania a more difficult and expensive possibility than previously anticipated. Management believes that, should casino gaming be legalized in the future in Philadelphia, the effects on Atlantic City casinos and on the Claridge would depend upon the form and scope of such gaming. In 1995, two racetracks in Delaware began offering slot machines at their facilities, with a third racetrack opening a slot machine facility in August 1996; total combined revenues for these three facilities in 1996 was reported to be $184.4 million.

      Indian gaming is currently authorized in many states including New York, Michigan, Minnesota, California, and most notably, Connecticut. In February 1992, the Foxwoods High Stakes Casino and Bingo Hall ("Foxwoods"), operated by the Mashantucket Pequot Indian tribe in Ledyard, Connecticut commenced operations, offering the table games found in Atlantic City as well as bingo rooms. In January 1993, approval was granted by the Connecticut government for Foxwoods to offer slot machines; as of December 31, 1996, approximately 4,600 slot machines and approximately 300 table games were reported to be operational at Foxwoods. In October 1996, the Mohegan Sun Resort opened in Uncasville, Connecticut, near the Foxwoods operation. This facility, owned by the Mohegan Indians, has 150,000 square feet of gaming space, with over 2,600 slot machines and 180 table games operational as of December 31, 1996.

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

      New laws and regulations as well as amendments to existing laws and regulations relating to gaming activities in Atlantic City are adopted from time to time. Effective July 1, 1993, the New Jersey state legislature passed a law requiring the payment of parking fees by casinos in New Jersey in the amount of $2.00 per day for each motor vehicle parked in a casino parking space. In 1992 the New Jersey state legislature passed a law requiring the payment of a tourism marketing fee of $2.00 per occupied room by casino hotels in Atlantic City. While the Corporation believes that these fees have not had a significant impact on its operations, there is no assurance that future laws or changes in existing laws will not have an adverse effect.

Employees

      As of December 31, 1996, New Claridge employed approximately 2,100 persons, of whom approximately 800 are represented by labor unions. Approximately 700 of the 800 are represented by the Hotel, Restaurant Employees and Bartender International Union, AFL-CIO, Local 54. In September 1994, the Corporation's collective bargaining agreement covering the employees represented by Local 54 was renewed, together with the collective bargaining agreements of all Atlantic City casinos with respect to Local 54, for a period of five years. During the past three years, local unions have been active in their efforts to organize non-union employees in Atlantic City.

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

      The casino-hotel, situated on the main parcel (41,408 square feet with 138 feet fronting the park and 300 feet deep), is a concrete steel frame structure, 26 stories high at its highest point. The valet-parking garage, situated on an adjacent parcel of land (21,840 square feet) west of the casino-hotel site, is an eight-level reinforced concrete ramp structure, built in 1981. Including the bus drive-through area, a bus patron waiting room and an electrical room, it totals an area of 197,100 square feet and provides parking for approximately 475 vehicles. In 1996, New Claridge completed the construction of a self-parking garage, located on a parcel of land (29,120 square feet) connected to the existing valet-parking garage. The combined garage facility provides parking for approximately 1,200 vehicles. The office building, situated on an adjacent parcel of land (7,766 square feet), is a two-story reinforced concrete and brick structure with a flat roof. Constructed about 50 years ago, its interior has been modernized. The building is utilized as an administration facility, and totals an area of 14,020 square feet. With the exception of the self-parking garage, all of the facilities discussed are owned by the Partnership and are leased to New Claridge under the Operating Lease and the Expansion Operating Lease. The self-parking garage and the property on which it is located are owned by New Claridge.

Item 3.  LEGAL PROCEEDINGS

      On July 10, 1996, ten days after its opening, a fatal accident occurred at New Claridge's self-parking garage, in which the vehicle of two patrons breached a cable restraint system, permitting their vehicle to drive through the side wall of the self-parking garage. The vehicle fell four stories to the sidewalk and street below, killing both occupants. As a result, New Claridge's self-parking garage was closed until the end of September 1996, while various investigations sought to determine the cause of the accident. At the same time, New Claridge determined to remove the exterior wall cable restraint system and replace it with a rigid I-beam barrier system.

      New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims. Management of the Corporation intends to file a claim to recover these expenses and lost profits; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. No formal claims have been filed to date, and there is no assurance that the Corporation will be successful in realizing any recovery.

      The Corporation and its subsidiaries are not parties to any other material litigation other than ordinary routine litigation which is incidental to its business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"). Therefore, there is no established trading market for any class of shares of the Corporation. In October 1983, 562,500 shares of Class A Stock were sold to Oppenheimer Holdings, Inc., and certain officers and employees of Oppenheimer & Co., Inc., (placement agent for the Partnership and the Corporation) at their par value, $.001 per share, and 4,500,000 shares of Class A Stock were privately offered and sold at $1.2336306 per share. At the same time, 562,500 shares of Class B Stock were sold to Webb at their par value, $.001 per share. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock. On June 16, 1989, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and cancelled. As of March 28, 1996, there were approximately 490 holders of record of the Class A Stock. The Contingent Payment Rights (see
Item 1. Business - "Contingent Payment") received by Releasing Investors may or may not be securities. The Corporation, the Partnership and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such action none of the Corporation, the Partnership or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights.

      The Indenture restricts the declaration or payment of dividends or distributions or redemptions of capital stock by the Corporation and its subsidiaries, other than (i) dividends or distributions payable in equity interests of the Corporation or such subsidiaries, (ii) dividends or distributions payable to the Corporation or any wholly-owned subsidiary, or
(iii) dividends by a subsidiary on its common stock if such dividends are paid pro-rata to all holders of such common stock.

      In addition, the Corporation and the Partnership have agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until the Contingent Payment has been satisfied (see Item 1. Business - "Contingent Payment").

Item 6.           SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

                                               1996             1995             1994             1993              1992
                                               ----             ----             ----             ----              ----
                                                            (in thousands except per share data)
Income Statement Data

Net revenues                                  $ 193,311          203,348         190,755          189,672           182,204

Net (loss) income                             $ (15,389)          (1,908)         (6,901)           5,132             6,048

Net (loss) income per share                   $   (3.05)            (.38)          (1.37)            1.02              1.21

Balance Sheet Data at Year End

Total assets                                   $164,163          189,074         190,484          146,338           148,305

Current assets                                 $ 31,753           55,542          59,426           22,736            20,383

Current liabilities                            $ 39,027           40,420          37,003           34,270            34,298

Long-term debt, net of
 note payable and
 current installments
 of long-term debt                             $ 85,000           85,000          85,000           35,259            40,301


Stockholders' (deficiency) equity              $ (9,834)           5,555           7,463           14,364             9,232

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 1996

        The Corporation had a loss of $20,787,000 before an income tax benefit of $5,398,000 for the year ended December 31, 1996, as compared to a loss of $2,278,000 before an income tax benefit of $370,000 for the year ended December 31, 1995.

        For the year ended December 31, 1996, casino revenue, which is the difference between amounts wagered by and paid to casino patrons, was $163,369,000, a decrease of 3.7% from 1995 casino revenue of $169,607,000, and an increase of 4.6% over 1994 casino revenue. Citywide casino revenues, as reported for the year ended December 31, 1996, increased 1.8% over 1995 revenues. Citywide casino revenues in the first quarter of 1996 were adversely affected by several severe winter storms, most notably the January blizzard, which blanketed the Northeastern United States with a record amount of snow; this compared to the mild weather conditions experienced in the first quarter of 1995. In the second quarter of 1996, the Trump World's Fair casino commenced operations, contributing to the 9.1% increase in citywide casino square footage in 1996. In addition, the number of hotel rooms available citywide increased in the second quarter of 1996 with the opening of the Trump World's Fair casino (approximately 500 rooms) and the Tropicana's new 600-room hotel tower, adding to the already intense competition for casino patrons. On July 10, 1996, the Claridge's self-parking garage, which had opened on June 28, 1996, was closed due to a fatal accident, and was not reopened until September 20, 1996, when certain structural enhancements were completed. As a result of not having the use of the self- parking garage during the busy summer season, the Claridge was unable to fully take advantage of certain promotional programs designed to capture the more profitable drive-in casino patron. In addition, major infrastructure improvements in Atlantic City related to the construction of the new convention center and the corridor project linking the center to the boardwalk have resulted in considerable traffic congestion on roads leading into and around Atlantic City.

        Claridge table games revenue for 1996 was $40,374,000, an increase of 2.9% over table games revenue earned during 1995. Although table games drop (the amount of gaming chips purchased by patrons) during 1996 increased 6.5% over 1995, the "hold" percentage (the ratio of win to drop) decreased to 14.8% in 1996, from 15.3% in 1995. The increase in table games drop activity in 1996 was a result of the introduction of several new player development programs, including a junket/splinter program, and the offering of gaming chip coupons, as well as the introduction of certain specialty table games, such as "Caribbean Stud Poker" and "Let It Ride Poker". Citywide table games revenue, as reported for 1996, increased 1.1% over 1995 revenue.

        Slot machine revenue earned by New Claridge in 1996 totalled $122,995,000, reflecting a 5.6% decrease from 1995 slot machine revenue. Citywide slot machine revenue as reported for 1996 increased 2.1% over 1995 slot machine revenue. The decrease experienced by the Claridge, and many of the other Atlantic City casinos, resulted from the increased competition as a result of, most notably, the opening of the Trump World's Fair casino in May 1996, as well as minor expansions of existing casino space at other properties. The average number of slot machines available citywide in 1996 increased 10.5% over 1995, while the average number of slot machines available at the Claridge in 1996 was consistent with 1995.

        Beginning in the latter part of 1995, competition for bus customers began to increase, in the form of increased coin incentives offered to these customers. Because of its lack of a self-parking garage at that time, and therefore its dependency on the bus market, New Claridge had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. In 1996, the competition for bus customers became even more intense, as the average cost of coin incentives issued to patrons arriving by bus to the Claridge increased to approximately $19 in 1996, from approximately $13 in 1995. In total, during 1996, New Claridge issued $19,495,000 in coin incentives to 1,015,000 bus patrons, compared to $12,502,000 of coin incentives issued to 976,000 bus patrons. In addition, New Claridge offers promotional incentives to its customers, in the form of coin to play slot machines and gaming chips to play table games based on their levels of gaming activity. In 1995, New Claridge also offered incentives to prospective customers who were identified based on demographic models; analysis of the results of this program resulted in a reduction of prospecting efforts, starting in late 1995. Promotional incentives issued through the direct marketing programs in 1996 totalled $11,031,000, compared to $12,667,000 in 1995.

        Hotel revenues earned in 1996 of $9,150,000 were in line with hotel revenues earned during 1995. Hotel occupancy during 1996 was 91%, with an average room rate of $56, comparable to the 92% occupancy in 1995, with an average room rate of $55. For the year ended December 31, 1996, New Claridge earned food and beverage revenues of $20,602,000, a 4.2% increase over 1995 revenues. The increase in food and beverage revenues was due to an increase in the average price per cover (meals served) to $8.08 in 1996, from $7.40 in 1995, primarily in banquet functions. The total number of covers served during 1996 was 1,735,000, a decrease from the 1,775,000 covers in 1995. The decrease in covers was primarily due to the closing of New Claridge's "fast food" outlet in September 1996; this outlet was reopened later in the year as a "fast food" Chinese restaurant, managed by an independent operator. Other revenues earned during 1996 of $2,671,000 increased over 1995 other revenues of $2,136,000, primarily due to an increase in showroom revenues resulting from a more aggressive entertainment policy in 1996. Promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, increased to $19,241,000 in 1996, from $16,326,000 in 1995, due to the increased efforts to maintain casino revenue market share. As a result, hotel, food and beverage, and other revenues, net of promotional allowances, for the year ended December 31, 1996 were $13,182,000, a decrease from those revenues net of promotional allowances for the year ended December 31, 1995 of $14,774,000.

        Total costs and expenses for the year ended December 31, 1996 of $214,098,000 were 4.1% higher than 1995 expenses of $205,626,000, primarily as a result of the increase in coin incentives issued through the bus program, which are included in casino expenses. In addition, the increase in casino expenses over 1995 was also due to the increase in the cost of providing promotional allowances to casino patrons; these costs are allocated from the hotel, food and beverage, and other expenses. General and administrative costs in 1996 increased 6.6% over 1995 costs, primarily as a result of increased advertising expenditures during the year. Depreciation and amortization expense for 1996 increased over 1995 as a result of the opening of the self-parking garage; the cost of the garage will be depreciated over 39 years. Interest expense in 1996 was slightly lower than interest expense in 1995 due to the capitalization of interest during the construction of the self-parking garage.

        The Corporation recorded an income tax benefit of $5,398,000 for the year ended December 31, 1996, which represents the tax benefit likely to be realized as a result of the carry foward of Federal net operating losses, net of an increase in the valuation allowance of $2,460,000 and increased deferred tax credits. For the year ended December 31, 1995, the Corporation recorded an income tax benefit of $370,000, which represented the tax refund likely to be realized as a result of the carry forward of Federal net operating losses, net of increased deferred tax credits.

Results of Operations for the Year Ended December 31, 1995

        The Corporation had a loss of $2,278,000 before an income tax benefit of $370,000 for the year ended December 31, 1995, as compared to a loss of $9,294,000 before an income tax benefit of $2,393,000 for the year ended December 31, 1994.

        For the year ended December 31, 1995, casino revenue was $169,607,000, an increase of 8.6% over 1994 casino revenue of $156,159,000, and 9.7% higher than 1993 casino revenue. In the first half of 1995, New Claridge discontinued its poker, simulcasting, and keno operations, in order to utilize the gaming space for more profitable slot operations. Casino revenues earned by all Atlantic City casinos during the year ended December 31, 1995, as reported, increased 9.5% over 1994 casino revenue.

        New Claridge earned table games revenue of $39,239,000 during the year ended December 31, 1995, a slight increase over 1994 table games revenue. The increase in table games revenue resulted from an increase in the hold percentage to 15.3% in 1995, from 14.2% in 1994, offset by a 6.8% decline in table games drop. Citywide, table games drop and revenue, as reported, increased 4.3% and 4.4% respectively, over 1994 levels. The average number of table games available at the Claridge during 1995 decreased 5.4% as a result of the discontinuation of the poker and keno operations; citywide, the average number of table games available in 1995 increased 2.1% from 1994 averages.

        Slot machine revenue earned by New Claridge for the year ended December 31, 1995 totalled $130,353,000, an increase of 11.5% over slot machine revenue earned in 1994. The expansion of New Claridge's casino floor space, with the addition of approximately 500 slot machines, in mid-1994, was reflected in the 14.5% increase in New Claridge's average number of slot machines available in 1995 over 1994 averages. Citywide, the average number of slot machines available in 1995 increased 10.0% over 1994 averages, contributing to the 12.0% increase in citywide slot machine revenues, as reported, for the year ended December 31, 1995 over the prior year.

          Competition for bus patrons began to intensify in the fourth quarter of 1995. After three years of decreases in the number of bus patrons visiting Atlantic City casinos, in 1995 visitation increased by 10%. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to approximately $13 in 1995 from approximately $11 in 1994. In total, $12,502,000 of coin incentives were issued to 976,000 bus patrons arriving at the Claridge, compared to $9,179,000 of incentives issued to 835,000 bus passengers in 1994. In addition, for the year ended December 31, 1995, $12,667,000 in cash incentives were issued to patrons through New Claridge's direct marketing programs, compared to $11,595,000 issued during the year ended December 31, 1994.

        For the year ended December 31, 1995, New Claridge earned hotel revenues of $9,195,000, a 16.1% decrease from 1994 hotel revenues. This decrease was due to a decline in the average room rate, to $55 in 1995 from $67 in 1994, in part as a result of a reduction in the complimentary room rate recorded. Rooms occupancy in 1995 was 92%, in line with the 1994 occupancy. Food and beverage revenues earned in 1995 were $19,769,000, an increase of 7.8% over 1994 revenues. The increase in food and beverage revenues over 1994 was due to a 3.5% increase in the number of covers, to 1,775,000 in 1995 from 1,715,000, combined with an increase in the average price per cover to $7.40 in 1995 from $7.14 in 1994. In addition, complimentary revenues earned from beverages served on the casino floor increased 8.7%, as a result of the increase in business volumes in the casino. Other revenues for the year ended December 31, 1995 of $2,136,000 decreased from revenues for the year ended December 31, 1994 of $2,547,000, due to the assumption, in October 1994, of the Claridge's gift shop operation by an outside vendor.

        Total costs and expenses for the year ended December 31, 1995 of $205,626,000 were 2.8% higher than 1994 expenses of $200,049,000, primarily due to the increase in cash incentives issued to casino patrons. In addition, food and beverage costs for 1995 increased 13.8% over 1994 costs, primarily due to the increase in business volumes. Other expenses for 1995 of $2,961,000 decreased from 1994 levels as a result of the change in the operation of the Claridge's gift shop, as discussed above.

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

Liquidity and Capital Resources

        On January 31, 1994, the Corporation completed an offering of $85 million of Notes (see Item 1. Business - "Corporate Structure"). The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

        The net proceeds of the Notes, totalling $82.2 million, were used as follows: (i) to repay the then outstanding debt of the Corporation under the Revolving Credit and Term Loan Agreement of approximately $35 million, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens, at a cost of approximately $12.7 million; (iii) to purchase property in 1995 and construct on that property a self- parking garage, which opened in 1996, at a cost (excluding capitalized interest of approximately $2.2 million) of approximately $28 million (of which approximately $7.5 million represents the cost of acquiring the land and approximately $20.5 million represents costs attributable to building the garage facility); and (iv) to acquire the Contingent Payment Option (see Item 1. Business - "Contingent Payment") at a cost of $1 million. With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

        Beginning in 1995, and annually thereafter, the Corporation is required to make an offer ("Excess Cash Offer") to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the Indenture), from the preceding year. If less than $5 million is available to make such payments (i.e. if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1996, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1997.

        At December 31, 1996, the Corporation had working capital deficit of $7,274,000, as compared to working capital of $15,122,000 at December 31, 1995. The decrease in working capital is principally attributable to decreases in cash and cash equivalents of $27,215,000 (primarily due to payments for the construction of the self-parking garage amounting to approximately $13 million and interest paid on the Notes of $9,987,500), offset by a decrease in accounts payable of $883,000 (primarily due to accruals at December 31, 1995 related to the construction of the self-parking garage), a decrease in other current liabilities of $510,000 (primarily in accrued payroll and related benefits), an increase in receivables of $2,936,000 (principally due to an increase in the current portion of the Expandable Wraparound Mortgage due from the Partnership), and an increase in prepaid expenses and other current assets of $491,000. Current liabilities at December 31, 1996 and 1995 included deferred rental payments of $15,078,000, and the $3.6 million loan from the Partnership plus accrued interest thereon of $3,258,000 and $2,826,000 at December 31, 1996 and 1995, respectively. The deferred rental payments and $3.6 million loan will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at December 31, 1996 and 1995 would have been $14,662,000 and $36,626,000, respectively.

        For the year ended December 31, 1996, cash flows used in operating activities were $22,650,000, compared to cash flows provided by operating activities of $4,892,000 for the year ended December 31, 1995. The increase in cash used in operating activities was primarily due to the increase in pre-tax net loss, as well as a $4 million income tax refund received in the second quarter of 1995; the income tax benefit was included in other current assets at December 31, 1994. Cash flows used in investment activities for the years ended December 31, 1996 and 1995 were $4,565,000 and $6,389,000, respectively. Cash flows used in investment activities for 1996 for additions to property and equipment included expenditures for the construction of the self- parking facility; in 1995, additions to property and equipment included the cost of the acquisition of the land on which the garage facility was constructed, as well as construction expenditures. Expenditures for property and equipment in 1996 and 1995 were offset by Expandable Wraparound Mortgage principal payments of $13,845,000 and $12,014,000, respectively.

        For the year ended December 31, 1996, the Corporation's "Adjusted EBITDA" was $2,222,000, compared to $19,897,000 for the year ended December 31, 1995. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles. For the year ended December 31, 1996, the ratio of earnings (defined as pre-tax income
(loss) from continuing operations, adjusted to exclude fixed charges consisting of interest expense, interest capitalized, and such portion of rental expense as can be demonstrated to be representative of the interest factor) to fixed charges decreased to .06, from .85 in 1995, and .58 in 1994. The deficiency of earnings to fixed charges in 1996, 1995 and 1994 was $21,828,000, $3,416,000, and $9,294,000, respectively.

        During 1994 and 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

        In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, that without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation, or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. To date, the Corporation has not received any acceptable proposals in regards to the possible sale of the Corporation.

        In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996, at which time the noteholders were urged to form a steering committee or other representative body to conduct negotiations. Although a group of noteholders formed and met with the management of the Corporation on a few occasions, by the time the committee formally organized itself on January 7, 1997, it consisted of six members representing ownership of less than 5% of the total amount of Notes outstanding. At that time, the Corporation determined that the committee did not represent a sufficient portion of the noteholders to negotiate on behalf of the noteholders generally. As a result, the Corporation did not formally recognize the committee and did not engage in any negotiation with the committee or its members, although it did encourage the members of the committee to continue to attempt to obtain broader representation of the noteholders.

        On January 12, 1997, management of the Corporation was contacted, through an agent, by Hilton Hotel Corporation ("Hilton"), regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. On January 30, 1997, the Corporation issued a press release indicating that the Corporation would not make the interest payment due on the Notes on February 3, 1997, and that the Corporation had entered negotiations with Hilton regarding acquisition of the Corporation by Hilton through a prepackaged bankruptcy plan. At that time, a representative of Hilton indicated that Hilton had acquired approximately 35% to 40% of the Notes. On February 5, 1997, three holders of the Notes, who were members of the unofficial committee which they had formed, filed a petition for involuntary bankruptcy against the Corporation in the bankruptcy court for the District of New Jersey.

        Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the Indenture. In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. The Corporation expects the negotiations with Hilton to continue.

        The Corporation had sufficient cash to pay the interest on the Notes on March 4, 1997 due to several events: (i) cash flow from operations for January and February 1997 improved significantly over what had been expected; (ii) effective March 1, 1997, the Operating Lease and Expansion Operating Lease were amended to provide for the deferral of basic rent of $1.3 million on March 1, 1997 (see Item 1. Business - "Certain Agreements between the Corporation, New Claridge and the Partnership"); and (iii) on February 28, 1997, New Claridge entered into an agreement with Thermal Energy Limited Partnership I ("Atlantic Thermal"), pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million.

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation will need to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1997 to approximately $1 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994, the construction of the self-parking garage, and other projects such as the refurbishment of all of its guest rooms, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management will also continue to work with Dillon, Read & Co., Inc. to pursue a sale of the Corporation or some other plan for a significant infusion of capital into the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. Management of the Corporation intends to file a claim to recover these expenses and lost profits; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. No formal claims have been filed to date, and there is no assurance that the Corporation will be successful in realizing any recovery.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at December 31, 1996 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $117.5 million.

        Effective March 1, 1997, the Corporation, New Claridge, and the Partnership entered into a restructuring agreement, pursuant to which New Claridge agreed to use its best efforts to cause a modification of the Expandable Wraparound Mortgage (the "Wraparound Modification") that is permitted by, or is in compliance with, the terms of the Indenture. The Wraparound Modification, if so permitted, will provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding. In addition to the modification to the Expandable Wraparound Mortgage, the Corporation, New Claridge, and the Partnership agreed to modify certain terms of the Operating Lease and Expansion Operating Lease agreements, as discussed below.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. During the third quarter of 1991, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. As of December 31, 1996, $37.3 million of basic rent had been abated. The remaining $1.5 million of available abatement was fully utilized in the first quarter of 1997. Additional abatements of rent totalling $500,000, which became available as a result of the acquisition of the option to purchase the Contingent Payment, were also utilized in the first quarter of 1997. Further abatements would become available in the event that the Contingent Payment option is exercised (see Item 1. Business - "Contingent Payment"). Because the initial term of the Operating Lease continues through September 30, 1998, rental payments after the abatements are fully utilized would increase substantially to approximately $39.7 million in 1997, as compared to approximately $31.5 million (net of abatements of $8.4 million) in 1996.

        The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full. For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and 2003).

        In addition, under the March 1, 1997 restructuring agreement between the Corporation, New Claridge, and the Partnership, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

        Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge has an option to purchase, on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised, which in no event may be less than an amount equal to the amount then outstanding under the Expandable Wraparound Mortgage plus $2.5 million, plus any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. If New Claridge does not exercise this option on September 30, 1998, it may exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

        Basic rent during the renewal term of the Operating Lease will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Basic rent during the renewal term of the Expansion Operating Lease will also be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Therefore, the aggregate basic rent payable during the initial years of the renewal term of the leases will be significantly below the 1997 level.

        If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

        The effective tax rate was (26%) for the year ended December 31, 1996 compared to (16%) for the year ended December 31, 1995, caused by the ratio of the increased loss over disallowed deductions and the increase in valuation allowance as compared to the prior year loss and disallowed deductions. The components of income tax expense did not change significantly from the prior year except for an increase in the valuation allowance of $2,460,000 which was provided against deferred tax assets as of December 31, 1996. There was no change in the valuation allowance for the year ended December 31, 1995.

Recently Issued Accounting Pronouncements

        During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").

        SFAS 121 requires a review for impairment be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. In performing the review for recoverability, the company should evaluate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS 121 on January 1, 1996 did not require any impairment to be recognized during 1996.

Factors Which May Influence the Corporation's Future Operating Results

        The Atlantic City gaming market is expected to experience significant growth beginning over the next several years, as Atlantic City transforms itself from a "day-trip" market to a "destination resort." As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, significant new investments are planned, including the expansion of existing casinos and the construction of several new casinos. As more of these facilities are opened, it is possible that the increased casino capacity will not be absorbed as quickly as it is opened, and competition for gaming patrons will heighten.

        In addition to the expansion of the Atlantic City gaming market, casino activity outside of Atlantic City could have an impact on the Corporation's future operating results. Although the expansion of legalized gaming throughout the United States slowed somewhat during 1995 and 1996, current operations in certain markets, most notably Indian gaming in Connecticut and slot machine facilities at the Delaware racetracks, may have had, and may continue to have, an impact on the Atlantic City casino industry. In 1996, the three racetracks in Delaware which offer slot machines (one of which opened in August 1996) reported revenues of $184.4 million. The Mohegan Sun Resort, which opened in Uncasville, Connecticut in October 1996, reported an average win per slot machine per day of $310, compared to the Atlantic City average win per slot machine per day of $228 in 1996. In addition, although New York and Pennsylvania have not, to date, been successful in legalizing casino gaming, management believes that, should casino gaming be legalized in the future in those states, the effects on Atlantic City casinos and on the Claridge would depend on the form and scope of such gaming.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-31 of the report.

Item 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THIS REGISTRANT

    Name                        Office                                   Age
    ----                        ------                                   ---
    David W. Brenner            Chairman, Director                        61
    Robert M. Renneisen         President, Director                       50
    Shannon L. Bybee            Director                                  59
    A. Bruce Crawley            Director                                  51
    Ned P. DeWitt               Director                                  57
    James M. Montgomery         Director                                  57
    Mark H. Sayers              Director                                  47
    Jean I. Abbott              Executive Vice President                  41
    Frank A. Bellis, Jr.        Senior Vice President,  Secretary         43
    Albert T. Britton           Executive Vice President                  40
    Glenn S. Lillie             Vice President                            48
    Raymond A. Spera            Executive Vice President, Treasurer       40

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

        Mr. Renneisen has served as President of the Corporation since June 1992, as Chief Executive Officer of the Corporation and New Claridge since July 1993, and as Vice Chairman of New Claridge since June 1994. Mr. Renneisen was Executive Vice President of the Corporation from June 1991 to June 1992. He served as President of New Claridge from January 1991 to January 1996. He was Chief Operating Officer of New Claridge from January 1991 to July 1993. Mr. Renneisen was Executive Vice President of New Claridge, responsible for marketing and later casino operations from February 1988 to January 1991. Prior to joining New Claridge, Mr. Renneisen served from January 1987 to December 1987 as Vice President of Marketing of Treasure Island Hotel and Casino in St. Maarten. From June 1986 to May 1987, he served as President of Renneisen, Kincade & Associates, Inc. of Las Vegas, Nevada, a marketing consulting firm. He was Senior Vice President of Marketing of the Tropicana Hotel and Casino in Atlantic City from May 1982 to August 1984.

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

        Mr. DeWitt has served as a member of the Board of Directors of the Corporation since May 1995. Mr. DeWitt has served as President, Chief Executive Officer, and a member of the Board of Directors of LBE Technologies, Incorporated, in Saratoga, California, since November 1994. From November 1993, to August 1994, he served as President of SEGA Enterprises, (USA) in Redwood City, California. Mr. DeWitt also served as President of the Entertainment Group of Madison Square Garden from July 1990 to August 1991, and as President of Source Service Corporation from December 1986 to April 1989. He also served, from 1973 through 1982, as President and Chief Executive Officer of Six Flags Corporation.

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

        Ms. Abbott served as a member of the Board of Directors of the Corporation from August 1989 to June 1994, and served as a consultant to the Corporation until March 26, 1994, at which time she became a Vice President of New Claridge. Currently, Ms. Abbott serves as Executive Vice President of Operations of New Claridge, a position she has held since September 1996. From July 1995 to August 1996, she was Executive Vice President of Marketing and Casino Operations. From October 1992 to July 1993, Ms. Abbott was Finance Director for the United Way of Atlantic County. She was Assistant Professor at Stockton State College from September 1989 to June 1991. She served as Senior Vice President, Treasurer of the Corporation and Senior Vice President, Controller of New Claridge from May 1987 to September 1989. She was Vice President, Controller of New Claridge from October 1985 to May 1987 and she was Director of Finance of New Claridge from April 1984 to October 1985. From October 1980 through April 1984, Ms. Abbott held various executive positions with New Claridge and its corporate predecessor.

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

        Mr. Britton has served as Executive Vice President of the Corporation since June 1994 and as President and Chief Operating Officer of New Claridge since January 1996. He served as Executive Vice President and General Manager of New Claridge from February 1994 through July 1995, and as Executive Vice President from August 1995 through December 1995. He served as a Vice President of the Corporation from June 1992 to June 1994, and as Executive Vice President of Operations of New Claridge from December 1992 to February 1994. He was Senior Vice President of Operations of New Claridge from December 1991 to December 1992, and Vice President of Casino Operations from June 1990 to November 1991. From July 1981 through June 1990, Mr. Britton has held various positions in both accounting and casino operations with New Claridge and its corporate predecessor.

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

        Mr. Spera has served as Executive Vice President of the Corporation since August 1993. He served as Vice President of the Corporation from December 1989 to August 1993, and as Assistant Secretary of the Corporation from December 1991 to August 1993. He also has served as Executive Vice President of Finance and Corporate Development of New Claridge since December 1992. Mr. Spera was Senior Vice President of Finance and Corporate Development of New Claridge from December 1991 to December 1992 and Vice President of Finance of New Claridge from December 1989 to December 1991. From April 1982 through November 1989, Mr. Spera has held various accounting positions with New Claridge and its corporate predecessor. Prior to joining New Claridge, he spent three years with the accounting firm of KPMG Peat Marwick LLP.

        Further information regarding the directors and certain executive officers of the Corporation and/or New Claridge is incorporated by reference to the information contained under the caption "Voting" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 1997.

Item 11. EXECUTIVE COMPENSATION

        Information contained under the caption "Executive Compensation" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 1997 is incorporated herein by reference.

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

        As of December 31, 1996, there were no beneficial owners of more than 5% of the Corporation's Class A Stock.

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

                   3(a)             Certificate of Incorporation of the Corporation. Incorporated by
                                    reference to Exhibit 3(a) to Form 10-K for the year ended
                                    December 31, 1995.

                   3(b)             By-Laws of the Corporation as amended. Incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31,
                                    1995.

                   3(c)             Certificate of Amendment of The Certificate of Incorporation of
                                    the Corporation dated June 15, 1989. Incorporated by reference to Exhibit 3(c) to Form 10-K for the year ended December 31,
                                    1995.

                   3(d)             Certificate of Amendment of The Certificate of Incorporation
                                    dated June 26, 1991. Incorporated by reference to Exhibit 3(d)
                                    to Form 10-K for the year ended December 31, 1995.

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

                   10(a)            Operating Lease Agreement between New Claridge and Atlantic City
                                    Boardwalk Associates, L.P. Incorporated by reference to Exhibit
                                    10(a) to Form 10-K for the year ended December 31, 1995.

                   10(b)            Expandable Wraparound Mortgage and Security Agreement between
                                    New Claridge and Atlantic City Boardwalk Associates, L.P.
                                    Incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended December 31, 1995.





                   10(c)            Expandable Wraparound Mortgage Loan Agreement between New
                                    Claridge and Atlantic City Boardwalk Associates, L.P.
                                    Incorporated by reference to Exhibit 10(c) to Form 10- K for the year ended December 31, 1995.

                   10(h)            Expansion Operating Lease Agreement between New Claridge and
                                    Atlantic City Boardwalk Associates, L.P. Incorporated by
                                    reference to Exhibit 10(h) to Form 10-K for the year ended
                                    December 31, 1995.

                   10(i)            First Supplemental Amendment to Expandable Wraparound Mortgage
                                    and Security Agreement between New Claridge and Atlantic City
                                    Boardwalk Associates, L.P. Incorporated by reference to Exhibit
                                    10(i) to Form 10-K for the year ended December 31, 1995.

                   10(j)            First Supplemental Amendment to Expandable Wraparound Mortgage
                                    Loan Agreement between New Claridge and Atlantic City Boardwalk
                                    Associates, L.P. Incorporated by reference to Exhibit 10(j) to
                                    Form 10-K for the year ended December 31, 1995.

                   10(n)            Restructuring Agreement, among The Claridge Hotel and Casino
                                    Corporation, The Claridge at Park Place, Incorporated, Del Webb
                                    Corporation, Del E. Webb New Jersey, Inc., Atlantic City
                                    Boardwalk Associates, L.P. and First Fidelity Bank, National
                                    Association, New Jersey, dated October 27, 1988. Incorporated by reference to Exhibit 10(n) to Form 10-K for the year ended
                                    December 31, 1995.

                   10(x)            Long Term Management Incentive Plan of The Claridge Hotel and
                                    Casino Corporation effective January 1, 1992. Incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended
                                    December 31, 1995.

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

                   10(bb)           Supplemental Executive Retirement Plan of The Claridge at Park
                                    Place, Incorporated effective January 1, 1994. Incorporated by referenece to Exhibit 10(bb) to Form 10-K for the year ended
                                    December 31, 1994.

                   10(bc)           Amendment to Long-Term Management Incentive Plan of The Claridge
                                    Hotel and Casino Corporation effective June 5, 1995.
                                    Incorporated by reference to Exhibit 10(bc) to Form 10-K for the year ended December 31, 1995.

                   10(bd)           Option Agreement between The Claridge Hotel and Casino
                                    Corporation, Philip J. Dion, as Trustee for the Valley of the
                                    Sun United Way, and Atlantic City Boardwalk Associates, L.P.,
                                    dated November 29, 1995. Incorporated by reference to Exhibit
                                    10(bd) to Form 10-K for the year ended December 31, 1995.

                   10(be)           Escrow Agreement between The Claridge Hotel and Casino
                                    Corporation, Philip J. Dion, as Trustee for the Valley of the
                                    Sun United Way, and IBJ Schroder Bank & Trust Company dated
                                    November 29, 1995. Incorporated by reference to Exhibit 10(be)
                                    to Form 10-K for the year ended December 31, 1995.

                   10(bf)           Side Agreement between The Claridge Hotel and Casino
                                    Corporation, The Claridge at Park Place, Incorporated, and
                                    Atlantic City Boardwalk Associates, L.P. dated November 29,
                                    1995. Incorporated by reference to Exhibit 10(bf) to Form 10-K for the year ended December 31, 1995.

                   10(bg)           First Amendment to the Option Agreement between The Claridge
                                    Hotel and Casino Corporation, Philip J. Dion, as Trustee for the
                                    Valley of the Sun United Way, and Atlantic City Boardwalk
                                    Associates, L.P. dated January 30, 1996. Incorporated by
                                    reference to Exhibit 10(bg) to Form 10-K for the year ended
                                    December 31, 1995.




                   10(bh)           First Amendment to the Side Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place,
                                    Incorporated, and Atlantic City Boardwalk Associates, L.P. dated
                                    February 21, 1996. Incorporated by reference to Exhibit 10(bh)
                                    to Form 10-K for the year ended December 31, 1995.

                   10(bj)           Amended Employment Agreement between Robert M. Renneisen and The
                                    Claridge at Park Place, Incorporated effective January 1, 1997.

                   10(bk)           Amended Employment Agreement between Albert T. Britton and The
                                    Claridge at Park Place, Incorporated effective January 1, 1997.

                   10(bl)           Amended Employment Agreement between Raymond A. Spera and The
                                    Claridge at Park Place, Incorporated effective January 1, 1997.

                   10(bm)           Amended Employment Agreement between Jean I. Abbott and The
                                    Claridge at Park Place, Incorporated effective November 1, 1996.

                   10(bn)           Employment Agreement between Frank A. Bellis, Jr. and The
                                    Claridge at Park Place, Incorporated effective November 1, 1996.

                   10(bo)           Employment Agreement between Glenn Lillie and The Claridge at
                                    Park Place, Incorporated effective February 1, 1997.

                   10(bp)           Spreader Agreement of a Certain Mortgage, Assignment of Leases
                                    and Rents, Security Agreement and Financing Statement by The
                                    Claridge at Park Place, Incorporated in favor of IBJ Schroder
                                    Bank & Trust Company, as Collateral Trustee, dated January 28,
                                    1997.

                   10(bq)           Spreader Agreement and Modification of Spreader Agreement of a
                                    Certain Mortgage, Assignment of Leases and Rents, Security
                                    Agreement and Financing Statement by The Claridge at Park Place,
                                    Incorporated in favor of IBJ Schroder Bank & Trust Company, as
                                    Collateral Trustee, dated February 18, 1997.

                   10(br)           Fifth Amendment to Operating Lease Agreement and Fourth
                                    Amendment to Expansion Operating Lease Agreement between The
                                    Claridge at Park Place, Incorporated and Atlantic City Boardwalk
                                    Associates, L.P. effective March 1, 1997.

                   10(bs)           Restructuring Agreement between The Claridge Hotel and Casino
                                    Corporation, The Claridge at Park Place, Incorporated and
                                    Atlantic City Boardwalk Associates, L.P. effective March 1,
                                    1997.

                   12(a)            Statement of Computation of Ratio of Earnings to Fixed Charges.
                                    Incorporated by reference to Exhibit 12.1 to Form S-1
                                    Registration Statement (file number 33-71550) dated November 12,
                                    1993.

                   12(b)            Statement of Computation of Ratio of Earnings to Fixed Charges.

                   22(a)            Subsidiaries of the Corporation. Incorporated by reference to
                                    Exhibit 22(a) to Form 10- K for the year ended December 31,
                                    1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CLARIDGE HOTEL AND CASINO CORPORATION


Dated:  March 28, 1997         By:/s/ ROBERT M. RENNEISEN           By:/s/ RAYMOND A. SPERA
                                  ---------------------------          ---------------------------
                                      Robert M. Renneisen                  Raymond A. Spera
                                     Chief Executive Officer               Chief Financial Officer and
                                                                           Principal Accounting Officer

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



         Signature                                   Capacity                                        Date
         ---------                                   --------                                        ----


/s/ DAVID W. BRENNER
-------------------------                           Chairman, Director                          March 28, 1997
David W. Brenner

 /s/ ROBERT M. RENNEISEN
------------------------                             President, Director                         March 28, 1997
Robert M. Renneisen                                  (Chief Executive Officer)

/s/ SHANNON L. BYBEE
-------------------------                            Director                                    March 28, 1997
 Shannon L. Bybee

 /s/ A. BRUCE CRAWLEY
-------------------------                            Director                                    March 28, 1997
A. Bruce Crawley


/s/ NED P. DEWITT
-------------------------                            Director                                    March 28, 1997
Ned P. DeWitt


 /s/ JAMES M. MONTGOMERY
-------------------------                            Director                                    March 28, 1997-
James M. Montgomery


 /s/ MARK H. SAYERS
-------------------------                            Director                                    March 28, 1997
Mark H. Sayers



 /s/ RAYMOND A. SPERA
-------------------------                            Executive Vice President                    March 28, 1997
Raymond A. Spera                                     (Chief Financial Officer/
                                                     Treasurer/Principal
                                                     Accounting Officer)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE





                                                                                         Page
                                                                                     Reference In
                                                                                       Report on
                                                                                       Form 10-K
                                                                                     ------------

Independent Auditors' Report....................................................          F-2

Consolidated Balance Sheets at December 31, 1996 and 1995.......................          F-3

Consolidated Statements of Operations and Accumulated (Deficit) Earnings
 for the Years Ended December 31, 1996, 1995 and 1994...........................          F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..............................................          F-5

Notes to Consolidated Financial Statements......................................          F-7

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts........................         F-31


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Claridge Hotel and Casino Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Corporation has suffered recurring losses from operations and has experienced diminishing liquidity as a result of a serious deterioration in its cash flow and limited availability of working capital sources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.




                                                           KPMG Peat Marwick LLP
Short Hills, New Jersey
March 7, 1997

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                             (dollars in thousands)

                                                                                                   1995            1995
                                                                                                   ----            ----
Assets
Current Assets:
     Cash and cash equivalents                                                                 $   8,532             35,747
     Receivables, net (including $18,392 and $15,391 in 1996
       and 1995, respectively, due from Partnership) (note 4)                                     19,744             16,808
     Inventories                                                                                     278                279
     Prepaid expenses and other current assets                                                     3,199              2,708
                                                                                               ---------           --------
         Total current assets                                                                     31,753             55,542
                                                                                               ---------           --------
Property and equipment (note 5)                                                                   48,818             36,848
     Less accumulated depreciation and amortization                                              (13,630)           (12,380)
                                                                                               ---------           --------
         Net property and equipment                                                               35,188             24,468
                                                                                               ---------           --------
Long-term receivables due from Partnership (note 4)                                               92,120            104,207
Deferred charges at cost, less accumulated amortization                                            2,575              2,930
Other assets (note 6)                                                                              2,527              1,927
                                                                                               ---------           --------
                                                                                                $164,163            189,074
                                                                                               =========           ========
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                                         $    2,997              3,880
     Loan from the Partnership (note 7)                                                            3,600              3,600
     Other current liabilities (note 8)                                                           32,430             32,940
                                                                                               ---------           --------
         Total current liabilities                                                                39,027             40,420
                                                                                               ---------           --------

Long-term debt (note 9)                                                                           85,000             85,000
Deferred rent due to Partnership (note 13)                                                        28,010             30,747
Deferred income taxes (note 12)                                                                    2,581              7,123
Other noncurrent liabilities (note 10)                                                            19,379             20,229

Commitments and contingent liabilities (notes 13 and 15)

Stockholders' equity (notes 16 and 17):
     Common stock
       Class A, par value $.001, authorized and
         issued 5,062,500 shares                                                                       5                  5
     Additional paid-in capital                                                                    5,048              5,048
     Accumulated (deficit) earnings                                                              (14,887)               502
     Treasury stock, 16,436 Class A shares at
       cost in 1996 and 1995, respectively                                                           -0-                -0-
                                                                                               ---------           --------

         Total stockholders' (deficiency) equity                                                  (9,834)             5,555
                                                                                               ---------           --------

                                                                                                $164,163            189,074
                                                                                               =========           ========

           See accompanying notes to consolidated financialstatements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Accumulated (Deficit) Earnings
              For the Years Ended December 31, 1996, 1995 and 1994
                      (in thousands except per share data)

                                                                             1996                1995               1994
                                                                             ----                ----               ----
Revenue:
     Casino                                                                $163,369             169,607            156,159
     Hotel                                                                    9,150               9,195             10,962
     Food and beverage                                                       20,602              19,769             18,346
     Interest from the Partnership                                           16,007              17,195             17,906
     Interest, other                                                            753               1,772              1,519
     Other                                                                    2,671               2,136              2,547
                                                                           --------            --------            -------
                                                                            212,552             219,674            207,439
     Less promotional allowances (note 11)                                   19,241              16,326             16,684
                                                                           --------            --------            -------
         Net revenues                                                       193,311             203,348            190,755
                                                                           --------            --------            -------
Costs and expenses:
     Casino                                                                 100,220              92,571             89,077
     Hotel                                                                    2,673               3,224              3,141
     Food and beverage                                                       10,938              11,783             10,352
     Other                                                                    2,967               2,961              3,615
     Rent expense to the Partnership (note 13)                               38,561              37,638             36,219
     Rent expense, other (note 13)                                            1,484               1,512              1,531
     General and administrative                                              30,539              28,641             28,807
     Gaming taxes                                                            13,053              13,583             12,443
     Reinvestment obligation expenses (note 6)                                  836               1,442              1,972
     Provision for uncollectible accounts                                       238                (160)               492
     Depreciation and amortization                                            3,239               2,915              2,444
     Interest expense, other                                                  9,350               9,516              9,956
                                                                           --------            --------            -------
         Total costs and expenses                                           214,098             205,626            200,049
                                                                           --------            --------            -------
Loss before income taxes                                                    (20,787)             (2,278)            (9,294)
Income tax benefit (note 12)                                                 (5,398)               (370)            (2,393)
                                                                           --------            --------            -------
Net loss                                                                    (15,389)             (1,908)            (6,901)
                                                                           --------            --------            -------
Accumulated earnings  at beginning of period                                    502               2,410              9,311
                                                                           --------            --------            -------
Accumulated (deficit) earnings at end of period                            $(14,887)                502              2,410
                                                                           ========            ========            =======
Net loss per share (note 3(i))                                             $  (3.05)               (.38)             (1.37)
                                                                           ========            ========            =======




          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)




                                                                             1996                1995               1994
                                                                             ----                ----               ----

Cash flows from operating activities:
     Net loss                                                              $(15,389)             (1,908)            (6,901)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:

       Depreciation and amortization                                          3,239               2,915              2,444
       Deferred rent to the Partnership                                      (2,737)             (2,386)            (3,209)
       Deferred interest receivable and
         discount from the Partnership                                       (1,524)             (1,326)            (1,154)
       Reinvestment obligation expenses                                         836               1,442              1,972
       (Gain) loss on disposal of assets                                       (138)                (33)                87
       Deferred income taxes - noncurrent                                    (4,542)               (762)             1,782

       Change in assets and liabilities:
         Receivables, net, excluding current portion
           of long-term receivables                                             338                (629)               497
         Inventories                                                              1                  45                 99
         Prepaid expenses and other current
           assets excluding current portion of
           reinvestment obligation credit                                      (491)              3,888             (2,815)
         Accounts payable                                                      (883)              1,098                273
         Other current liabilities                                             (510)              2,319              2,460
         Other noncurrent liabilities                                          (850)                229                -0-
                                                                           --------            --------            -------
Net cash flows (used in) provided by
     operating activities                                                   (22,650)              4,892             (4,465)
                                                                           --------            --------            -------






                                   (Continued)




           See accompanying notes to consolidated financial statements

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Cont'd.)
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)




                                                                             1996                1995               1994
                                                                             ----                ----               ----
Cash flows from investment activities:
     Increase in deferred charges                                       $      (195)                (59)               (77)
     Additions to property and equipment, net                               (13,455)            (17,493)            (7,116)
     Additions to other assets                                               (1,436)              1,557             (3,666)
     Proceeds from disposition of property                                      184                  75                 75
     Increase in long-term receivables                                       (3,508)             (2,483)            (9,610)
     Receipt of long-term receivables                                        13,845              12,014             10,509
                                                                           --------            --------            -------
Net cash flows used in investment activities                                 (4,565)             (6,389)            (9,885)
                                                                           --------            --------            -------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                   -0-                 -0-             85,000
     Payment of long-term debt                                                  -0-                 -0-            (33,559)
     Increase in deferred charges related to issuance
        of long term debt                                                       -0-                 -0-             (3,340)
     Payment of revolving credit line borrowings                                -0-                 -0-             (9,325)
     Increase in revolving credit line borrowings                               -0-                 -0-              7,625
                                                                           --------            --------            -------
Net cash flows provided by financing activities                                 -0-                 -0-             46,401
                                                                           --------            --------            -------
(Decrease) increase in cash and cash equivalents                            (27,215)             (1,497)            32,051

Cash and cash equivalents at beginning of period                             35,747              37,244              5,193
                                                                           --------            --------            -------
Cash and cash equivalents at end of period                                 $  8,532              35,747             37,244
                                                                           ========            ========            =======
Supplemental cash flow disclosures:
     Interest paid, net of amounts capitalized                             $  8,918               9,084              5,365
                                                                           ========            ========            =======
     Income taxes paid                                                     $    -0-                 677                181
                                                                           ========            ========            =======






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

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any lien which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. (See Note 9, "Long-Term Debt".)

        The net proceeds of the Notes, totalling $82.2 million net of fees and expenses, were used as follows: (i) to repay in full on January 31, 1994, the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand New Claridge's casino capacity by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995, and construct on that property a self-parking garage, which opened in mid-1996; and (iv) to acquire the Contingent Payment option in 1996 (see Note 10, "Other Noncurrent Liabilities").

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


2.      RECENT DEVELOPMENTS

        During 1994 and 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

        In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, that without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation, or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. To date, the Corporation has not received any acceptable proposals in regards to the possible sale of the Corporation.

        In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996, at which time the noteholders were urged to form a steering committee or some other representative body to conduct negotiations. Although a group of noteholders formed and met with the management of the Corporation on a few occasions, by the time the committee formally organized itself on January 7, 1997, it consisted of six members representing ownership of less than 5% of the total amount of Notes outstanding. At that time, the Corporation determined that the committee did not represent a sufficient portion of the noteholders to negotiate on behalf of

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


2.      RECENT DEVELOPMENTS (cont'd.)

        the noteholders generally. As a result, the Corporation did not formally recognize the committee and did not engage in any negotiation with the committee or its members, although it did encourage the members of the committee to continue to attempt to obtain broader representation of the noteholders.

        On January 12, 1997, management of the Corporation was contacted, through an agent, by Hilton Hotel Corporation ("Hilton"), regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. On January 30, 1997, the Corporation issued a press release indicating that the Corporation would not make the interest payment due on the Notes on February 3, 1997, and that the Corporation had entered negotiations with Hilton regarding acquisition of the Corporation by Hilton through a prepackaged bankruptcy plan. At that time, a representative of Hilton indicated that Hilton had acquired approximately 35% to 40% of the Notes. On February 5, 1997, three holders of the Notes, who were members of the unofficial committee which they had formed, filed a petition for involuntary bankruptcy against the Corporation in the bankruptcy court for the District of New Jersey.

        Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes (the "Indenture"). In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed.
        The Corporation expects the negotiations with Hilton to continue.

        The Corporation had sufficient cash to pay the interest on the Notes on March 4, 1997 due to several events: (i) cash flow from operations for January and February 1997 improved significantly over what had been expected; (ii) effective March 1, 1997, the Operating Lease and Expansion Operating Lease were amended to provide for the deferral of basic rent of $1.3 million on March 1, 1997 (see Note 13, "Operating Lease"); and (iii) on February 28, 1997, New Claridge entered into an agreement with Thermal Energy Limited Partnership I ("Atlantic Thermal"), pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million.

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation will need to experience a significant improvement in operating results

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


2.      RECENT DEVELOPMENTS (cont'd.)

        in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in early 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, and will continue to work with Dillon, Read & Co., Inc. to pursue a sale of the Corporation or some other plan for a significant infusion of capital into the Corporation. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Corporation be unable to continue in its existence.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

               Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

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


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

        f)     Property and Equipment

               Property and equipment are recorded at cost, and are depreciated using the straight-line method over the following estimated useful lives:

                         Buildings and improvements               39 years
                         Gaming equipment                          5 years
                         Other equipment                           7 years

               Interest costs related to the construction of the garage facility were capitalized, and are being amortized over the estimated useful life of the garage.

        g)     Deferred Charges

               Deferred charges primarily relate to the January 31, 1994 issuance of the Notes. These charges, which totaled approximately $3.7 million, are being amortized over the term of the Notes. Accumulated amortization of these charges as of December 31, 1996 and 1995 was $1,364,000 and $896,000, respectively.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

        h)     Income Taxes

               Deferred income taxes are provided for temporary differences between financial statement reporting and income tax reporting for rent leveling provisions, asset basis differences, and various other expenses recorded for financial statement purposes.

        i)     Earnings Per Share

               Earnings per share is calculated based on the weighted average shares outstanding (5,046,064 for the year ended December 31, 1996, 5,050,792 for the year ended December 31, 1995, and 5,035,819 for the year ended December 31, 1994).

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



4.      RECEIVABLES

        Receivables at December 31, 1996 and 1995 consist of the following:

        Current Receivables                                                                    1996            1995
                                                                                               ----            ----
                                                                                                 (in thousands)
                  Casino, less allowance for uncollectible accounts
                    of $846,000 and $932,000 at
                    December 31, 1996 and 1995, respectively                                $  1,097              821
                  Hotel, less allowance for uncollectible accounts
                    of $39,000 and $41,000 at December 31,
                    1996 and 1995, respectively                                                  133               81
                  Interest receivable due from the Partnership                                 1,212            1,337
                  Current portion Expandable Wraparound
                    Mortgage due from the Partnership                                         12,000           10,000
                  Current portion of FF&E Promissory notes                                     2,791            1,819
                  Current portion of Expansion/Construction
                    promissory note                                                            2,329            2,026
                  Other, less allowance for uncollectible accounts
                    of $14,000 at December 31, 1996  and 1995                                    182              724
                                                                                            --------          -------
                                                                                            $ 19,744           16,808
                                                                                            ========          =======
         Long-Term Receivables

                  $127,000,000 Expandable Wraparound Mortgage 14%, maturities through September 30, 2000 (net of $8,291,000 discount and
                    $9,815,000 discount at
                    December 31, 1996 and 1995, respectively)                               $ 52,709           63,185
                  Deferred interest receivable, due
                    September 30, 2000                                                        20,000           20,000
                  FF&E promissory notes, 14%                                                  17,244           16,527
                  Expansion/Construction promissory note, 14%                                  2,167            4,495
                                                                                            --------          -------
                                                                                            $ 92,120          104,207
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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


4.       RECEIVABLES (cont'd.)

         The Expandable Wraparound Mortgage also includes a provision whereby New Claridge will loan the Partnership up to $25 million in the form of FF&E promissory notes ("FF&E Loans"), secured under the Expandable Wraparound Mortgage, for the purchase of property and equipment ("FF&E Replacements"). One half of the FF&E Loan principal is due in 48 months and the remaining balance is due 60 months from the date of issuance of the respective FF&E Loan. During the year ended December 31, 1997, $2,791,000 of principal payments will become due. In connection with the offering of $85 million of Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

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

         Effective March 1, 1997, the Corporation, New Claridge, and the Partnership entered into a restructuring agreement pursuant to which New Claridge agreed to use its best efforts to cause a modification of the Expandable Wraparound Mortgage (the "Wraparound Modification") that is permitted by, or is in compliance with, the terms of the Indenture. The Wraparound Modification, if so permitted, will provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1996 and 1995 consist of the following:

                                                                                  1996           1995
                                                                                  ----           ----
                                                                                    (in thousands)

                  Gaming equipment                                               $19,153         19,186
                  Land and land improvements                                       8,100          8,100
                  Self-parking garage facility                                    20,100            -0-
                  Construction in progress                                           -0-          8,204
                  Leasehold improvements                                             745            745
                  Capital lease asset                                                613            613
                  Other equipment                                                    107            -0-
                                                                                 -------        -------
                                                                                  48,818         36,848
                  Less accumulated depreciation and amortization                  13,630         12,380
                                                                                 -------        -------
                  Net property and equipment                                     $35,188         24,468
                                                                                 =======        =======

         Building and construction in progress represent the costs incurred associated with the construction of New Claridge's self-parking garage facility, which initially opened on June 28, 1996. Interest costs related to the construction of the garage facility were capitalized, and are being amortized over the estimated useful life of the garage (39 years). Total interest capitalized as of the opening of the garage was $2,207,000; as of December 31, 1995, capitalized interest was $1,138,000.

6.       OTHER ASSETS

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

         New Claridge has opted to deposit its reinvestment obligation funds with the State Treasurer. Through December 31, 1996, the Corporation has deposited $16,494,000 of which $2,532,000 has been used to purchase bonds issued by the CRDA. Since interest on these bonds and funds deposited is paid at a discounted rate, New Claridge records a valuation allowance of approximately one-third of the reinvestment obligation. In addition, in January 1990, it was determined that certain bonds issued by the CRDA had become impaired, and that the payment of principal and interest was uncertain. As a result, New Claridge has recorded a valuation

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
                   Notes to Consolidated Financial Statements (Cont'd.)


6.       OTHER ASSETS (cont'd.)

         allowance for the full amount of its investment in these bonds, totalling $1,654,000.

         From time to time, New Claridge has made donations to the CRDA of funds which had previously been deposited with the State Treasurer. In exchange for these donations, which have totaled $11,974,000 through December 31, 1996, New Claridge received credits towards future obligations or cash credits, from the CRDA equal to 51% of the donations. As of December 31, 1996, all of these credits had been used.

7.       LOAN FROM THE PARTNERSHIP

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

         Interest which accrues at 12% per annum is payable in full upon maturity. As of December 31, 1996, such interest, which is included in other current liabilities, amounted to $3,258,000.

8.       OTHER CURRENT LIABILITIES

          Other current liabilities at December 31, 1996 and 1995 consist of the following:

                                                                      1996              1995
                                                                      ----              ----
                                                                         (in thousands)

         Deferred rent, current                                     $15,078           15,078
         Accrued payroll and related benefits                         6,187            7,279
         Accrued interest, Notes                                      4,161            4,161
         Auto/General insurance reserves                              1,228            1,037
         Accrued interest due to Partnership                          3,258            2,826
         Other current liabilities                                    2,518            2,559
                                                                     -------           -----

                                                                    $32,430           32,940
                                                                    =======           ======

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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


9.       LONG-TERM DEBT

         On January 31, 1994, the Corporation completed an offering of $85 million of Notes due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any lien which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. A portion of the net proceeds of $82.2 million was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated.

         Beginning in 1995, and annually thereafter, the Corporation is required to make an offer ("Excess Cash Offer"), to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the Indenture), from the preceding year. If less than $5 million is available to make such purchases (i.e., if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1996, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1997.

         The Indenture restricts the declaration or payment of dividends or distributions or redemptions of capital stock by the Corporation and its subsidiaries, other than (i) dividends or distributions payable in equity interests of the Corporation or such subsidiaries, (ii) dividends or distributions payable to the Corporation or any wholly-owned subsidiary, or (iii) dividends by a subsidiary on its common stock if such dividends are paid pro-rata to all holders of such common stock.

10.      OTHER NONCURRENT LIABILITIES

         Pursuant to the Restructuring Agreement, Webb retained an interest, which was assigned to the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


10.      OTHER NONCURRENT LIABILITIES (cont'd.)

         in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of December 31, 1996, accrued interest would have amounted to approximately $45.8 million.

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

         Given the recent operating results (see Note 2, "Recent Developments"), it is unlikely that the Corporation would be able to exercise this Contingent Payment option using available working capital, or absent a refinancing or sale transaction.

         In the event that the option is exercised, it is anticipated that the Contingent Payment would be cancelled so that neither the Corporation nor the Partnership would have any obligation to make any payment in respect of the Contingent Payment before making a distribution to shareholders or limited partners. Upon the purchase and cancellation, however, the Corporation and the Partnership would remain obligated to make payments to the Releasing Investors, in respect of the Contingent Payment Rights, before any distribution may be made to shareholders or limited partners. These payments would be required to be in the same amounts as if the Contingent Payment had not been purchased and cancelled. As a result, it is not likely that shareholders or limited partners who are not Releasing Investors will receive any distribution from the Corporation or the Partnership. In the aggregate, Releasing Investors are entitled to receive up to an amount equal to approximately 72% of the Contingent Payment, if the option is exercised.

         Under the terms of the option, upon purchase of the Contingent Payment, the Corporation and/or the Partnership would be required to make distributions in excess of $7 million to the Releasing Investors. The Corporation and the Partnership have agreed to cooperate in the

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


10.      OTHER NONCURRENT LIABILITIES (cont'd.)

         purchase of the option and the Contingent Payment, with each contributing one-half of the purchase price of the option, and each anticipated to contribute one-half of the purchase price of the Contingent Payment. A portion of the Partnership's contribution would be contributed through additional abatements of basic rent payments due under the Operating Lease and Expansion Operating Lease.

11.      PROMOTIONAL ALLOWANCES

         The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 1996, 1995 and 1994 has been allocated to casino expenses as follows (in thousands):

                                                               1996                 1995              1994
                                                               ----                 ----              ----


                  Hotel                                      $  3,339                2,944              2,570
                  Food and beverage                            12,001                9,655              9,864
                  Entertainment                                 1,725                  784                737
                                                             --------               ------              -----

                       Total                                  $17,065               13,383             13,171
                                                              =======               ======             ======


12.      INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

         The benefit for income taxes is comprised of the following (in thousands):

                                                              1996                  1995              1994
                                                              ----                  ----              ----
         Current:
           Federal                                           $     -0-              (285)            (4,175)
           State                                                   -0-               -0-                -0-
         Deferred                                              (5,398)               (85)             1,782
                                                             ---------              -----             ------

                                                              $(5,398)              (370)            (2,393)
                                                              =======               ====              ======

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


12.      INCOME TAXES (cont'd.)

         The benefit for income taxes differs from the amount computed at the statutory rate as follows (in thousands):

                                                                       1996                 1995               1994
                                                                       ----                 ----               ----

         Computed "expected" tax benefit                            $(7,068)                (775)            (3,160)
         Increase (reduction) in income taxes
           resulting from:
           Change in the valuation allowance                          2,460                  -0-                422
           State income tax, net of federal
             income tax benefit                                      (1,247)                (137)              (558)
           Meals and entertainment                                      550                  550                579
           Other                                                        (93)                  (8)               324
                                                                    --------                -----             ------

                                                                    $(5,398)                (370)            (2,393)
                                                                    ========                =====            =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (in thousands):

                                                                                            1996               1995
                                                                                            ----               ----
         Deferred tax assets:
           Net operating loss                                                            $ 9,525              1,444
           Rent leveling                                                                  11,980             13,074
           Accrued expenses                                                                1,413              1,573
           Tax credit                                                                        940                940
           Other                                                                           1,323                517
                                                                                           -----             ------
                  Total gross deferred tax assets                                         25,181             17,548
                  Less valuation allowance                                                (2,882)              (422)
                                                                                          ------             -------
                  Net deferred tax assets                                                 22,299             17,126
                                                                                          ======             ======
         Deferred tax liabilities:
           Gaming equipment, due to differences in
             depreciation                                                                 (1,178)            (1,175)
           Difference between book and tax basis of
             Expandable Wraparound Mortgage receivable                                   (22,832)           (21,320)
           Difference between book and tax basis of
             receivables                                                                    (868)            (1,740)
           Other                                                                              (2)               (14)
                                                                                         --------           --------
                  Total gross deferred tax liabilities                                   (24,880)           (24,249)
                                                                                         --------           --------

                  Net deferred tax liability                                            $ (2,581)            (7,123)
                                                                                        =========            =======

         The valuation allowance for deferred tax assets as of December 31, 1995 was $422,000. The net change in the total valuation allowance for the year ended December 31, 1996 was an increase of $2,460,000.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


12.      INCOME TAXES (cont'd.)

         The Corporation recorded an income tax benefit of $5,398,000, $370,000 and $2,393,000 for the years ended December 31, 1996, 1995 and 1994, respectively, which represents the tax benefit expected from the carryforward of Federal net operating losses net of increased deferred tax credits.

         At December 31, 1996, the Corporation had net operating loss carryforwards for federal income tax purposes of $21,700,000, which are available to offset future federal taxable income, if any, through 2007. The Corporation also has tax credit carryforwards for income tax purposes of approximately $940,000, which are available to reduce future federal income taxes, if any, through 2002.

         The principal items comprising the deferred tax provision in 1996 included rent leveling tax benefit of ($1,100,000), Expandable Wraparound Mortgage discount tax expense of $1,500,000, net operating loss carry forward tax benefit of ($7,100,000), and an increase in the valuation allowance of $2,460,000.

         The principal items comprising the deferred tax provision in 1995 included rent leveling tax benefit of ($350,000), Expandable Wraparound Mortgage discount expense of $1,300,000, depreciation expense of $270,000 and net operating loss carry forward tax benefit of ($360,000).

         The principal items comprising the deferred tax provision in 1994 included rent leveling of $1,280,000, Expandable Wraparound Mortgage discount expense of $460,000, bad debt expense of ($80,000) and depreciation expense of $200,000.

         As a result of the restructuring in 1989, the amount of debt forgiven resulted in the loss or reduction of various tax attributes including tax operating loss carry forwards of $30,400,000, unused tax credits of $1,041,000 and reduction in tax basis of assets by $89,178,000. As a result of the reduction in tax basis of assets, cash payments for income taxes will significantly exceed income tax expense for financial statement purposes in future years. The above amounts have been adjusted to reflect settlements of the Internal Revenue Service ("IRS") audits of the years 1983 through 1987. During 1995 the Corporation received notice from the IRS asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's 1990 and 1991 taxable years. On January 23, 1997, the Corporation filed a petition with the United States Tax Court requesting a redetermination of the asserted deficiency. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's consolidated financial statements.

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

         Minimum future basic lease payments under the initial term of the Operating Lease, as amended, as of December 31, 1996 (net of expected abatements, as discussed below) are as follows (in thousands):

                  1997                                            $  39,725
                  1998 (through September 30, 1998)                  32,531
                                                                  ---------

                  Total Minimum                                    $ 72,256
                                                                   ========

         Also, additional rent payments are required based upon fixed assets purchased by the Partnership (the FF&E Replacements, Note 4) and then leased to New Claridge.

         New Claridge entered into an Expansion Operating Lease Agreement with the Partnership whereby New Claridge leased the expansion facility for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount is adjusted based on the Consumer Price Index but any increase may not exceed two percent per annum. Basic annual rent for 1996, 1995 and 1994 amounted to $4,718,000, $4,625,000, and
         $4,534,000, respectively. Basic annual rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $3,000,000 nor less than $2,500,000 and not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

         New Claridge is also required to pay as additional rent certain expenses and the debt service relating to Furniture, Fixture and Equipment Replacements and building improvements (collectively "Expansion FF&E Replacements") for the expanded facility. The Partnership will be required during the entire term of the Expansion Operating Lease, and any subsequent renewal terms, to provide New Claridge with Expansion FF&E Replacements and to provide facility maintenance and engineering services to New Claridge. New Claridge is obligated to lend the Partnership any amounts necessary to fund the cost of Expansion FF&E Replacements.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


13.      OPERATING LEASE (cont'd.)

         Any advances by New Claridge for the foregoing will be secured under the Expandable Wraparound Mortgage, in an amount up to $25,000,000. Thereafter, such advances will be secured under separate security agreements.

         For the years ended December 31, 1996, 1995 and 1994, total expense resulting from the Operating Lease and Expansion Operating Lease amounted to $38,561,000, $37,638,000, and $36,219,000, respectively, of which ($2,737,000), ($2,386,000), and ($3,209,000), respectively, of rental expense is attributable to the requirement under Statement of Financial Accounting Standards No. 13 to provide a level rent expense for those leases with escalating payments.

         Effective with the consummation of the restructuring in June 1989, the Operating Lease Agreement and the Expansion Operating Lease Agreement were amended to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent payable through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary to meet the Partnership's cash requirements. During the third quarter of 1991, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. On August 1, 1991, the Operating Lease Agreement and Expansion Operating Lease Agreement were further amended to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. As of December 31, 1996, $37.3 million of basic rent had been abated. The remaining $1.5 million of available abatements were fully utilized in the first quarter of 1997. Additional abatements of rent totalling $500,000, which became available as a result of the acquisition of the option to purchase the Contingent Payment, were also utilized in the first quarter of 1997. Further abatements would become available in the event that the Contingent Payment option is exercised (see Note 10, "Other Noncurrent Liabilities"). Effective with the closing of the Restructuring on June 16, 1989, lease expense recognized on a level basis is reduced prospectively, from the use of a revised schedule of rent leveling relative to the abatement of certain rents beginning in 1992.

         The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full. For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and
         $166,667 per month in 2002 and 2003).

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


13.      OPERATING LEASE (cont'd.)

         In conjunction with the Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, as discussed above, the Corporation, New Claridge and the Partnership entered into a restructuring agreement, effective March 1, 1997, to modify certain terms of the Expandable Wraparound Mortgage (see Note 4, "Receivables"). In addition, under the March 1, 1997 restructuring agreement, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

         Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge has an option to purchase, on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the option is exercised, which in no event may be less than an amount equal to the amount then outstanding under the Expandable Wraparound Mortgage plus $2.5 million, plus any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. If New Claridge does not exercise this option on September 30, 1998, it may exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

         If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

         New Claridge also leases supplemental office, warehouse, and surface parking spaces in nearby lots. For the years ended December 31, 1996, 1995, and 1994, operating lease expense for these facilities amounted to $1,484,000, $1,512,000, and $1,531,000, respectively. The minimum future lease payments due under these leases total $755,000 in 1997, $735,000 in 1998, $736,000 in 1999, $612,000 in 2000, and $600,000 in
         2001.

         On March 8, 1991, New Claridge entered into an operating lease agreement to lease certain computer equipment. For the year ended December 31, 1994 operating lease expense for the computer equipment amounted to $77,000. New Claridge had an option to acquire the equipment at the end of the lease term at the then fair market value of the equipment. This option was exercised on February 28, 1994.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


14.      FAIR VALUE OF FINANCIAL INSTRUMENTS (cont'd.)

         The carrying amounts and estimated fair values of the Corporation's financial instruments as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                             1996                       1995
                                                                      ------------------         -----------------

                                                                       Carrying     Fair          Carrying   Fair
                                                                        Amount      Value          Amount    Value
                                                                       --------     -----         --------   -----

         Financial Assets:
           Cash and cash equivalents                                     $ 8,532     8,532          35,747    35,747
           Long-term receivables
             due from the Partnership (including
             current portion)                                            109,240     n/a           118,052     n/a
           Reinvestment obligation funds                                   2,263     2,263           1,479     1,479

         Financial Liabilities:
           Loan from the Partnership                                       3,600     n/a             3,600     n/a
           Long term debt                                                 85,000    68,000          85,000    71,613
           Deferred rent due to the Partnership                           28,010     n/a            30,747     n/a
           Contingent payment                                             20,000     n/a            20,000     n/a

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

         Long-term debt

         The fair value of the Corporation's long-term debt is estimated based on the quoted market price of the Notes as of December 31, 1996 and 1995, respectively.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


14.      FAIR VALUE OF FINANCIAL INSTRUMENTS (cont'd.)

         Long-term receivables due from Partnership, Loan from the Partnership, Deferred rent due to the Partnership

         Due to the nature of the relationship between the Corporation and the Partnership, estimation of the fair value of the financial instruments due to and due from the Partnership is not practical as there is no trading market for these financial instruments. (See Note 4, "Receivables", Note 7, "Loan from the Partnership" and Note 13, "Operating Lease", for a description of the terms of these instruments.)

         Contingent Payment

         There is no market for the Contingent Payment; therefore, estimation of the fair value of the Contingent Payment is not practical. (See
         Note 10, "Other Noncurrent Liabilities" for a description of the Contingent Payment and the option to purchase the Contingent Payment.)

15.      CONTINGENCIES

         a)       Licensing

                  On September 22, 1995, New Claridge was issued a four-year casino license by the Commission for the period commencing September 30, 1995.

         b)       Legal Proceedings

                  On July 10, 1996, ten days after its opening, a fatal accident occurred at New Claridge's self-parking garage, in which the vehicle of two patrons breached a cable restraint system, permitting their vehicle to drive through the side wall of the self-parking garage. The vehicle fell four stories to the sidewalk and street below, killing both occupants. As a result, New Claridge's self-parking garage was closed until the end of September 1996, while various investigations sought to determine the cause of the accident. At the same time, New Claridge determined to remove the exterior wall cable restraint system and replace it with a rigid I-beam barrier system.

                  New Claridge has retained the law firm of Zelle and Larson
                  LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims. Management of the Corporation intends to file a claim to recover these expenses and lost profits; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. No formal claims have been filed to date, and there is no assurance that the Corporation will be successful in realizing any recovery.

                  The Corporation and New Claridge are also defendants in various legal proceedings arising in the normal course of business. In the opinion of management, it is not

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


15.      CONTINGENCIES (cont'd.)

                 reasonably likely that any such matters individually or collectively would result in an outcome having a material adverse effect on the consolidated financial statements.

16.      RELATED PARTY TRANSACTIONS

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

         b. The Partnership has a direct material interest in the Expandable Wraparound Mortgage Loan Agreement, the Operating Lease and the Expansion Operating Lease together with the amendments thereto as described in the preceding notes. The ownership interests in the Partnership which have a relationship to the Corporation are currently as follows:

                 - Approximately 95% of the Corporation's common stock is owned by persons who also own over 90% of the limited partnership interests in the Partnership; and

                 - Special Limited Partners (Oppenheimer Holdings, Inc. and certain officers and employees of Oppenheimer & Co., Inc.) represent approximately 1% interest in the Partnership and prior to March 24, 1989 owned the remaining 562,500 shares of Class A Stock. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock.

         c. In February 1992, the Corporation's Board of Directors adopted a Long-Term Incentive Plan (the "Plan") in which certain key employees of the Corporation and/or New Claridge participate. The Plan provides for the grant of the 273,938 shares of the Corporation's Class A stock, which were held as treasury shares of the Corporation, and for the issuance of 100 Equity Units. The aggregate value of the 100 Equity Units is equal to 5.41 percent of certain amounts as further defined in the Plan. Specified portions of the awarded treasury shares and Equity Units held by participants vest upon the attainment of specific goals as described in the Plan. The treasury shares and Equity Units fully vest upon a further restructuring or a change in control as defined in the Plan. Payment with respect to the Equity Units will only be made
                 (a) upon the occurrence of a transaction in which substantially all of the assets and and business operations of the Claridge entities are transferred to one or more entities in a merger,

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


16.      RELATED PARTY TRANSACTIONS (cont'd.)

                  sale of assets or other acquisition-type transaction, (b)upon termination of employment of any participant in the Plan within one year after any change in control of the Corporation occurs, as defined in the Plan, or (c) if the Corporation pays dividends to its stockholders, if the Partnership makes distributions to its partners, or if the Corporation or the Partnership makes certain distributions under the Restructuring Agreement. On April 15, 1992, the Commission approved the Plan and the treasury shares were delivered to the participants. Upon the issuance of the Notes and the repayment in full of the Corporation's outstanding debt under the Loan Agreement, 25% of the shares and Equity Units awarded under the Plan vested. A participant is entitled to vote all awarded treasury shares whether or not vested in such shares.

                  On June 5, 1995, the Corporation's Board of Directors amended the Plan by creating 100 Additional Equity Units to be issued to certain key employees and 100 Director Equity Units to be issued to the individual members of the Board of Directors (the "Directors"). The aggregate value of the Additional Equity Units is 5.59 percent and the aggregate value of the Director Equity Units is 4 percent of certain amounts as further defined in the Plan. Vesting of the Additional Equity Units occurs if a Transaction results in the Claimholders of the Claridge receiving cash or marketable securities having a certain value all as further defined and described in the Plan. Vesting of the Director Equity Units occurs according to a vesting schedule stated in the Plan and also is tied to the occurrence of a Transaction having a certain value.

17.      PARENT COMPANY INFORMATION

         The Corporation owns all of the outstanding common stock of New Claridge, which it purchased for $5,000,000. The balance sheet accounts of the Corporation as of December 31, 1996 and 1995 include the following:

                                                                                            1996               1995
                                                                                            ----               ----
                                                                                                  (in thousands)

         Cash                                                                          $      -0-                -0-
         Investment in New Claridge                                                       87,206             87,206
         Other assets                                                                     10,404              8,217
                                                                                      ----------             -------

                  Total assets                                                         $  97,610             95,423
                                                                                       =========             ======

         Long-term debt                                                                $  85,000             85,000
         Other liabilities                                                                10,871              9,729
         Stockholders' equity                                                              1,739                694
                                                                                        --------             ------

                  Total liabilities and  stockholders' equity                          $  97,610             95,423
                                                                                       =========             ======

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


17.      PARENT COMPANY INFORMATION (cont'd.)

         For the years ended December 31, 1996 and 1995, the Corporation recorded income of $9,987,500 and $15,009,000, respectively, representing dividends received from New Claridge to fund the payment of interest on the Notes; this income is eliminated in the consolidation with the financial statements of New Claridge. No income was recorded for the year ended December 31, 1994. The Corporation's expenses for the years ended December 31, 1996, 1995 and 1994 amounted to $8,943,000, $6,225,000, and $7,518,000, respectively, including income tax benefit of $1,868,000, $4,235,000, and $3,908,000, respectively. These amounts represent the results of operations of the Corporation for the respective periods before equity in the results of New Claridge. For the year ended December 31, 1996, New Claridge had a net loss of $6,446,000, as compared to net income of $4,317,000 and $617,000 for the years ended December 31, 1995 and 1994, respectively.

         Changes in the Corporation's financial position for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                                     1996                 1995               1994
                                                                     ----                 ----               ----
         Cash flows from operating activities:
              Net income (loss)                                     $ 1,045                8,784             (7,518)
              Adjustments to reconcile net income
                (loss) to net  cash provided by (used in)
                operating activities:
                  Amortization                                          496                  468                428
                  Change in assets and liabilities:
                     Other assets                                    (2,683)              (1,466)            (3,849)
                     Other liabilities                                1,142               (7,788)            11,487
                                                                    -------               -------            ------
         Net cash flows provided by (used in)
          operating activities                                          -0-                   (2)               548
                                                                    -------               -------            -------

         Cash flows from financing activities:
              Proceeds from issuance of long-term debt                  -0-                  -0-             85,000
              Increase in deferred charges related to
                issuance of long term debt                              -0-                  -0-             (3,340)
              Equity contribution to New Claridge                       -0-                  -0-            (82,206)
                                                                   --------               -------           --------
         Net cash flows used in financing activities                    -0-                   (2)              (546)
                                                                   --------               -------           --------

         Increase (decrease) in cash and cash equivalents               -0-                   (2)                 2

         Cash and cash equivalents at beginning of period               -0-                    2                -0-
                                                                   --------               -------           --------

         Cash and cash equivalents at end of period                $    -0-                  -0-                  2
                                                                   ========               ========          ========

         Supplemental cash flow disclosures:
           Interest paid, net of amounts capitalized              $   8,918                8,850              5,021
                                                                   ========               ========          ========
           Income taxes paid                                      $     -0-                  -0-                -0-
                                                                  =========               ========          ========


                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


18.      SUBSEQUENT EVENTS

         Effective March 1, 1997, the Corporation, New Claridge, and the Partnership entered into a restructuring agreement to modify certain terms of the Expandable Wraparound Mortgage (see Note 4, "Receivables"). In addition, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008 (see
         Note 13, "Operating Lease"). In conjunction with the March 1, 1997 restructuring agreement, the Operating Lease and Expansion Operating Lease were also amended (see Note 13, "Operating Lease").

                                   SCHEDULE II





           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)



                                  Balance           Charged to             Charged to                                 Balance
                                 Beginning          Costs and                 Other                                  at End of
Description                      of Period           Expenses               Accounts            Deductions             Period
-----------                      ---------          ---------              ---------            ----------           ---------


Year ended
December 31, 1996
-----------------

Allowance for
Uncollectible Accounts             $  987              238                    -0-                  326 (a)                899

Year ended
December 31, 1995
-----------------

Allowance for
Uncollectible Accounts             $1,445             (160)                   -0-                  298 (a)                987

Year ended
December 31, 1994
-----------------

Allowance for
Uncollectible Accounts             $1,282              492                    -0-                  329 (a)              1,445








(a)   Accounts written-off.

                                INDEX TO EXHIBITS


    Exhibit
    -------

    EX10(bj) Amended Employment Agreement between Robert M. Renneisen and The Claridge at Park Place, Incorporated effective January 1, 1997.

    EX10(bk) Amended Employment Agreement between Albert T. Britton and The Claridge at Park Place, Incorporated effective January 1, 1997.

    EX10(bl) Amended Employment Agreement between Raymond A. Spera and The Claridge at Park Place, Incorporated effective January 1, 1997.

    EX10(bm) Amended Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated effective November 1, 1996.

    EX10(bn) Employment Agreement between Frank A. Bellis, Jr. and The Claridge at Park Place, Incorporated effective November 1, 1996.

    EX10(bo) Employment Agreement between Glenn Lillie and The Claridge at Park Place, Incorporated effective February 1, 1997.

    EX10(bp) Spreader Agreement of a Certain Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement by The Claridge at Park Place, Incorporated in favor of IBJ Schroder Bank & Trust Company, as Collateral Trustee, dated January 28, 1997.

    EX10(bq) Spreader Agreement and Modification of Spreader Agreement of a Certain Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement by The Claridge at Park Place, Incorporated in favor of IBJ Schroder Bank & Trust Company, as Collateral Trustee, dated February 18, 1997.

    EX10(br) Fifth Amendment to Operating Lease Agreement and Fourth Amendment to Expansion Operating Lease Agreement between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective March 1, 1997.

    EX10(bs) Restructuring Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P. effective March 1, 1997.

    EX12(b)   Statement of Computation of Ratio of Earnings to Fixed Charges.

                                 EXHIBIT 10(bj)

                              EMPLOYMENT AGREEMENT

        THIS AGREEMENT is effective as of January 1, 1997 ("Effective Date") between The Claridge at Park Place, Incorporated, a New Jersey corporation having its principal place of business at Indiana Avenue and the Boardwalk, Atlantic City, New Jersey, 08401 ("Claridge"), and Robert M. Renneisen, an individual residing at 802 Blue Teal Drive, Absecon, New Jersey, 08201 ("Executive").

                               W I T N E S S E T H

        WHEREAS, the Claridge desires to employ the Executive and the Executive has agreed to accept employment, on the terms and conditions provided in this Agreement.

        NOW, THEREFORE, in consideration of the mutual covenants and promises set forth in this Agreement, the parties agree as follows:

        1. EMPLOYMENT. The Claridge hereby employs the Executive as its Vice Chairman/Chief Executive Officer. In this capacity, the Executive shall perform such executive duties as are typical for this position including but not limited to, those duties outlined in the Claridge's internal controls, and such additional duties as may be specified from time to time by the Board of Directors. In addition, the Executive may be asked to serve as a member of the Claridge's Board of Directors without additional compensation for these services.

        2. TERM. The term of this Agreement shall commence on the Effective Date and terminate on December 31, 1998 ("Initial Term") subject to paragraphs 5 or 7. Thereafter, the Board may review and extend the Agreement for consecutive one (1) year renewal terms upon specific action by the Board.

        3. COMPENSATION. (a) The Claridge shall pay the Executive a base annual salary of Three Hundred Thirty Thousand Dollars ($330,000), payable in weekly installments consistent with the Claridge's regular payroll practice. The Board of Directors may, from time to time, in their sole discretion, increase the base annual salary.

        (b) Until termination of the Agreement, the Executive shall continue to receive full compensation and be entitled to all the benefits of this Agreement. Upon termination, the Executive shall not be entitled to receive any compensation or benefits except as set forth in this Agreement or as otherwise agreed in writing between the parties.

        (c) The Executive shall be entitled to vacation time consistent with the Claridge's vacation plan, and shall also be entitled to participate in any bonus plan, incentive compensation plan, qualified pension plan, qualified profit-sharing plan, medical and/or dental reimbursement plan, group term life insurance plan, as well as any other employee benefit plan that may be established by the Claridge or its operating subsidiaries. The participation in any of these plans shall be consistent with the terms of such plans, and be available only upon the Claridge or its operating subsidiaries having or establishing such a plan.

        4. CASINO CONTROL COMMISSION. The Executive represents that he possesses a casino key employee license required by the New Jersey Casino Control Commission. The Executive will maintain this license in good standing during his employment with the Claridge. The Claridge will pay all attorneys' fees and other costs that the Executive may incur:
(a) in connection with any investigation or proceeding against the Executive; or, (b) in which the Executive may be involved (other than with respect to any act defined as "cause" for termination as noted in 5(a)(ii); or, (c) relating to any criminal charges filed against the Executive, by the Division of Gaming Enforcement of the New Jersey Attorney General's Office or by the New Jersey Casino Control Commission.

        5. TERMINATION. (a) Notwithstanding anything to the contrary in this Agreement, the Executive's employment may be terminated upon the occurrence of any of the following events:

                  (i) Upon revocation, suspension, or termination of the Executive's casino key employee license or failure to comply, within a reasonable time, with any conditions imposed upon the Executive's casino key employee license;

                  (ii) Upon an act committed by the Executive constituting "cause", defined as a breach of any of the provisions of this Agreement; the indictment and/or conviction of any criminal offense; the deliberate refusal by the Executive (except by reason of disability) to perform the duties under the terms of this Agreement; or if the Executive:

                         (1) Files a petition in bankruptcy court or is adjudicated a bankrupt;

                         (2) Institutes or permits to be instituted any procedure in bankruptcy court for reorganization or rearrangement of the Executive's financial affairs;

                         (3) Appoints a receiver of the Executive's assets or property due to insolvency; or

                         (4) Makes a general assignment for the benefit of creditors;

                  (iii) Upon the death or permanent disability of the Executive;

                  (iv) Upon written notice by the Claridge terminating the Executive's employment without cause;

                  (v)   Upon the voluntary resignation by the Executive;

                  (vi) In the event at the time of hire the Executive is a non-New Jersey resident and the Executive fails to establish residency in New Jersey within six (6) months after a Board Resolution directing the Executive to do so. Provided that no such resolution shall be adopted so long as: (i) a sale of the Claridge is an option being considered by the Board of Directors; or, (ii) the Claridge's audited financial statements are expected to contain a "going concern" qualification in the Independent Auditor's Report.

        (b) If the Executive's employment should be terminated under: subparagraphs 5(a)(iv) (termination without cause) above; 5(f) (diminished responsibilities) below; paragraph 7 (sale of the Claridge);or, if the Claridge elects not to renew this Agreement pursuant to paragraph 2 above, then the Claridge shall make a lump sum payment to the Executive equal to one hundred and twenty-five percent (125%) of the Executive's base annual salary then in effect. Upon making of such payment, the Claridge shall have no further liability or obligation to the Executive under this Agreement.

        (c) If the Executive's employment should be terminated under subparagraph 5(a)(v) (voluntary resignation) above, and the Executive gives notice of the intent to resign at least twelve (12) weeks prior to terminating employment, then the Claridge shall continue to pay the Executive weekly compensation for a period of twelve (12) weeeks after the resignation date. Upon expiration of this additional twelve (12) week period, the Claridge shall have no further liability or obligation to the Executive under this Agreement. If notice of the intent to resign to the Claridge is given less than twelve weeks before the resignation date, the Claridge shall have no obligation to pay the Executive beyond the resignation date.

        (d) Upon termination of this Agreement under subparagraph 5(a)(iv) (termination without cause), if the Claridge has an existing stock option plan, the Executive shall receive stock options in the Claridge, if any, in an amount equal to those that could be exercised within one (1) year from the date of termination. Provided, however, that such stock options must be exercised by the Executive within 90 days after termination, or the options shall expire.

        (e) If the Executive's employment should be terminated under subparagraphs 5(a)(i) (revocation, suspension or termination of casino key employee license), (a)(ii) (bankruptcy) or (a)(iii) (death or permanent disability) above, the Claridge shall have no further liability or obligation to continue salary payments to the Executive, or the Executive's estate (as the case may be), after the date the Executive is no longer employed by the Claridge.

        (f) If the Executive's title, responsibilities, duties or status within the Claridge should materially diminish, the Executive may resign and terminate this Agreement. In this case, the Executive shall be entitled to a lump sum payment consistent with subparagraph 5(b). Such a resignation will not be considered a "voluntary resignation" under subparagraph 5(a)(v).

        6. NON-COMPETITION AND NON-DISCLOSURE. (a) During the term of this Agreement, the Executive shall not, without the written consent of the Claridge , alone or with others, directly or indirectly, participate, engage or become interested in (as owner, stockholder, partner, lender or other investor, director, officer, employee, consultant, or otherwise) any business activity that is in competition with the Claridge's business as then constituted .

        (b) Nothing in this Agreement shall prohibit the Executive from acquiring or owning, without disclosure to the Company, less than one (1%) percent of the outstanding securities of any class of any corporation listed on a national securities exchange or traded in the over-the-counter market.

        (c) During and after the term of this Agreement, the Executive agrees that all information which may have been obtained during the course of employment will be kept strictly confidential with respect to the business practices, finances, developments, customer's affairs, and trade secrets of the Claridge not generally known to the public. The Executive will not disclose such information to any other person, firm or corporation, except solely in the course of business on behalf of the Claridge pursuant to this Agreement. The Executive further agrees that upon the termination of employment (irrespective of the time, manner or cause of termination), all lists, books, written records and data of every kind relating to or in connection with the Claridge's customers and business will be delivered and returned to the Claridge.

        (d)     (i)  Subject to the provisions of subparagraph
                     6(d)(ii) (change of control) below, if this Agreement is terminated pursuant to subparagraph 5(a)(v) (voluntary resignation) above, the Executive agrees that for a period of one (1) year thereafter the Executive shall not compete with the Claridge, or engage in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent, or consultant.


               (ii) In the event the Claridge, its shareholders, or persons having voting control enter into an agreement to sell to sell, acquire, merge or consolidate the assets or stock of the Claridge with the anticipated result that a change of control of the Claridge or the Claridge's business as presently constituted would occur upon the closing of such agreement, the Executive may terminate this Agreement pursuant to subparagraph 5(a)(v) (voluntary resignation) above. In these circumstances, the Executive shall not be precluded from immediately competing with the Claridge, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant. In addition, the Executive shall be entitled to the benefits provided for in subparagraph 5(c) (voluntary resignation) above provided proper notice of the intent to resign is given to the Claridge.

        (e) From the date of termination of this Agreement and for a period of one (1) year thereafter, the Executive shall not, alone or with others, directly or indirectly:

            (i) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment or other services of any employee or consultant of the Claridge or its subsidiaries as well as independent companies affiliated or associated with the Claridge; or

            (ii) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment of any employee of any customer of the Claridge.

        (f) As additional consideration for the agreement contained in subparagraphs 6(d) (non-compete) and (e) (no solicitation), the Executive shall be entitled to a lump sum payment equal to twenty-five percent (25%) of the sum of the Executive's then base annual salary. The Executive shall make a request to receive this lump sum within ten (10) days following termination of employment by giving notice to the Claridge consistent with paragraph 11. Within ten (10) days following receipt of this notice, the Claridge shall send the Executive either: (i) the lump sum payment described in this subparagraph
(f); or (ii) a notice that the Claridge has waived the Executive's obligations under subparagraph 6(d) (non-compete) and (e) (no solicitation), in which event the Executive shall be released from the obligations under these subparagraphs. In this case, the Claridge shall be released from its obligation to pay the Executive any additional consideration under this subparagraph (f). All payments made pursuant to this subparagraph (f) shall be in addition to, and not in lieu of, any payments to which the Executive may be entitled under paragraph 5 (termination provisions).

        7. SALE OF THE CLARIDGE. The Claridge shall make its best efforts to have any successor corporation or business entity assume the obligations under this Agreement. If this Agreement is not assumed by a successor corporation or business entity, the obligations of the Claridge to the Executive hereunder shall continue in full force and effect, subject to the right of the Claridge, in its sole discretion, to terminate the Executive pursuant to paragraph 5 (termination provisions). If during the term of this Agreement: (a) the Claridge, its shareholders, or persons having voting control sell stock or assets or merge with another entity resulting in a change in control of the Claridge or the Claridge's business as presently constituted; or, (b) if by any other transaction this Agreement is assigned to an entity not controlled by the Board of Directors of the Company as presently constituted, then the Executive, in the Executive's sole discretion may terminate this Agreement within six months after such a change of control or assignment occurs. In this event the Executive will be entitled to receive the severance benefits provided for in subparagraph 5(b) (lump sum payment provisions) of this Agreement and shall not be precluded from immediately competing with the Claridge or any assignee of this Agreement, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant.

        8. PARTICIPATION. The Executive shall devote all of his working time, attention and best efforts to the business of the Claridge. During the term of this Agreement the Executive shall not be engaged directly or indirectly in any other business activity whether or not such business activity is pursued for gain, profit or other monetary advantage. However, this shall not be construed to prevent the Executive from investing assets in such a form and manner which will not require any services on the part of the Executive in the operation of the companies in which such investments are made. Neither shall the Executive be precluded from involvement in any civic or charitable organizations.

        9. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement or breach thereof, shall be settled by arbitration in New Jersey pursuant to New Jersey law in accordance with the rules of the American Arbitration Association. Any judgment upon an award rendered pursuant to arbitration may be entered in any court within the State of New Jersey having appropriate jurisdiction. In the event of conflict between the rules of the American Arbitration Association and any statute of the State of New Jersey, the parties agree to be bound by the laws of New Jersey.

        10. INJUNCTIVE RELIEF. The parties acknowledge that in the event of a breach or a threatened breach by the Executive of any of the obligations under this Agreement, the Claridge will not have an adequate remedy at law. Accordingly, in the event of any breach or threatened breach by the Executive, the Claridge shall be entitled to such equitable and injunctive relief as may be available to restrain the Executive and any business, firm, partnership, individual, corporation or entity participating in the breach or threatened breach from the violation of the provisions of the Agreement. Nothing in this Agreement shall be construed as prohibiting the Claridge from pursuing any other remedies available at law or in equity for such breach or threatened breach, including the recovery of damages and the immediate termination of the employment of the Executive under this Agreement.

        11. NOTICES. All notices shall be in writing and shall be delivered by certified or registered mail, return receipt requested, to the parties as follows:

            If to the Claridge :             c/o Claridge Casino Hotel
                                             Indiana Avenue and The Boardwalk
                                             Atlantic City, New Jersey  08401
                                             Attn: Chair of Human Resources
                                             And Compensation Committee

            If to the Executive:             Robert M. Renneisen
                                             802 Blue Teal Drive
                                             Absecon, New Jersey 08201

        Either party may change the address to which notices are to be transmitted by notice given according to this paragraph.

        12. MISCELLANEOUS. (a) The Executive represents to the Claridge that there are no restrictions or agreements to which the Executive is a party which would be violated by execution of this Agreement and subsequent employment.

        (b) This Agreement and all questions relating to its validity, interpretation, performance and enforcement shall be governed by and construed in accordance with the laws of the State of New Jersey.

        (c) No amendment or waiver or any provision of this Agreement shall be effective unless in writing signed by both parties.

        (d) If any provision of this Agreement is held to be invalid or unenforceable, that provision shall be deemed limited or modified to the extent necessary to make it valid and enforceable, and in no event shall this Agreement or any of the provisions of this Agreement be rendered void or unenforceable.

        (e) The headings of the paragraphs of this Agreement are for convenience of reference only and shall not be given any effect in the construction or enforcement of this Agreement.

        (f) No waiver by the Claridge of any breach by the Executive of any provision or condition of this Agreement by the Executive to be performed shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

        (g) This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Claridge, but no interest in this Agreement shall be transferable in any manner by the Executive.

        13. ENTIRE AGREEMENT. This Agreement contains the entire Agreement of the parties. It may not be changed orally but only by an Agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge in sought.

        IN WITNESS WHEREOF, this Agreement has been executed by the Claridge's duly authorized officer. The Executive has also executed this Agreement.

WITNESS:                                 EXECUTIVE


/s/ Frank Bellis                         BY: /s/ Robert M. Renneisen
------------------                       ----------------------------
                                         ROBERT M. RENNEISEN

ATTEST:                                  THE CLARIDGE AT PARK
                                         PLACE, INCORPORATED

/s/Frank Bellis                          BY: /s/ James M. Montgomery
-----------------                        --------------------------
                                         JAMES M. MONTGOMERY
                                         CHAIR OF HUMAN RESOURCES
                                         AND COMPENSATION
                                         COMMITTEE

                                 EXHIBIT 10(bk)

                              EMPLOYMENT AGREEMENT

        THIS AGREEMENT is effective as of January 1, 1997 ("Effective Date") between The Claridge at Park Place, Incorporated, a New Jersey corporation having its principal place of business at Indiana Avenue and the Boardwalk, Atlantic City, New Jersey, 08401 ("Claridge"), and Albert T. Britton, an individual residing at 8 Arcadian Drive, Sicklerville, New Jersey, 08081 ("Executive") .

                               W I T N E S S E T H

        WHEREAS, the Claridge desires to employ the Executive and the Executive has agreed to accept employment, on the terms and conditions provided in this Agreement.

        NOW, THEREFORE, in consideration of the mutual covenants and promises set forth in this Agreement, the parties agree as follows:

        1. EMPLOYMENT. The Claridge hereby employs the Executive as its President/Chief Operating Officer. In this capacity, the Executive shall perform such executive duties as are typical for this position including but not limited to, those duties outlined in the Claridge's internal controls, and such additional duties as may be specified from time to time by the Board of Directors. In addition, the Executive may be asked to serve as a member of the Claridge's Board of Directors without additional compensation for these services.

        2. TERM. The term of this Agreement shall commence on the Effective Date and terminate on December 31, 1998 ("Initial Term") subject to paragraphs 5 or 7. Thereafter, the Board may review and extend the Agreement for consecutive one (1) year renewal terms upon specific action by the Board.

        3. COMPENSATION. (a) The Claridge shall pay the Executive a base annual salary of Two Hundred Five Thousand Dollars ($205,000), payable in weekly installments consistent with the Claridge's regular payroll practice. The Board of Directors may, from time to time, in their sole discretion, increase the base annual salary.

        (b) Until termination of the Agreement, the Executive shall continue to receive full compensation and be entitled to all the benefits of this Agreement. Upon termination, the Executive shall not be entitled to receive any compensation or benefits except as set forth in this Agreement or as otherwise agreed in writing between the parties.

        (c) The Executive shall be entitled to vacation time consistent with the Claridge's vacation plan, and shall also be entitled to participate in any bonus plan, incentive compensation plan, qualified pension plan, qualified profit-sharing plan, medical and/or dental reimbursement plan, group term life insurance plan, as well as any other employee benefit plan that may be established by the Claridge or its operating subsidiaries. The participation in any of these plans shall be consistent with the terms of such plans, and be available only upon the Claridge or its operating subsidiaries having or establishing such a plan.

        4. CASINO CONTROL COMMISSION. The Executive represents that he possesses a casino key employee license required by the New Jersey Casino Control Commission. The Executive will maintain this license in good standing during his employment with the Claridge. The Claridge will pay all attorneys' fees and other costs that the Executive may incur: (a) in connection with any investigation or proceeding against the Executive; or, (b) in which the Executive may be involved (other than with respect to any act defined as "cause" for termination as noted in 5(a)(ii); or, (c) relating to any criminal charges filed against the Executive, by the Division of Gaming Enforcement of the New Jersey Attorney General's Office or by the New Jersey Casino Control Commission.

        5. TERMINATION. (a) Notwithstanding anything to the contrary in this Agreement, the Executive's employment may be terminated upon the occurrence of any of the following events:

            (i) Upon revocation, suspension, or termination of the Executive's casino key employee license or failure to comply, within a reasonable time, with any conditions imposed upon the Executive's casino key employee license;

            (ii) Upon an act committed by the Executive constituting "cause", defined as a breach of any of the provisions of this Agreement; the indictment and/or conviction of any criminal offense; the deliberate refusal by the Executive (except by reason of disability) to perform the duties under the terms of this Agreement; or if the Executive:

                     (1) Files a petition in bankruptcy court or is adjudicated a bankrupt;

                     (2) Institutes or permits to be instituted any procedure
                         in bankruptcy court for reorganization or rearrangement of the Executive's financial affairs;

                     (3) Appoints a receiver of the Executive's assets or
                         property due to insolvency; or

                     (4) Makes a general assignment for the benefit of
                         creditors;

             (iii)   Upon the death or permanent disability of the Executive;

             (iv) Upon written notice by the Claridge terminating the Executive's employment without cause;

             (v)     Upon the voluntary resignation by the Executive;

             (vi) In the event at the time of hire the Executive is a non-New Jersey resident and the Executive fails to establish residency in New Jersey within six (6) months after a Board Resolution directing the Executive to do so. Provided that no such resolution shall be adopted so long as: (i) a sale of the Claridge is an option being considered by the Board of Directors; or, (ii) the Claridge's audited financial statements are expected to contain a "going concern" qualification in the Independent Auditor's Report.

        (b) If the Executive's employment should be terminated under: subparagraphs 5(a)(iv) (termination without cause) above; 5(f) (diminished responsibilities) below; paragraph 7 (sale of the Claridge); or, if the Claridge elects not to renew this Agreement pursuant to paragraph 2 above, then the Claridge shall make a lump sum payment to the Executive equal to one hundred and twenty-five percent (125%) of the Executive's base annual salary then in effect. Upon making of such payment, the Claridge shall have no further liability or obligation to the Executive under this Agreement.

        (c) If the Executive's employment should be terminated under subparagraph 5(a)(v) (voluntary resignation) above, and the Executive gives notice of the intent to resign at least twelve (12) weeks prior to terminating employment, then the Claridge shall continue to pay the Executive weekly compensation for a period of twelve (12) weeks after the resignation date. Upon expiration of this additional twelve (12) week period, the

Claridge shall have no further liability or obligation to the Executive under this Agreement. If notice of the intent to resign to the Claridge is given less than twelve weeks before the resignation date, the Claridge shall have no obligation to pay the Executive beyond the resignation date.

        (d) Upon termination of this Agreement under subparagraph 5(a)(iv) (termination without cause), if the Claridge has an existing stock option plan, the Executive shall receive stock options in the Claridge, if any, in an amount equal to those that could be exercised within one (1) year from the date of termination. Provided, however, that such stock options must be exercised by the Executive within 90 days after termination, or the options shall expire.

        (e) If the Executive's employment should be terminated under subparagraphs 5(a)(i) (revocation, suspension or termination of casino key employee license), (a)(ii) (bankruptcy) or (a)(iii) (death or permanent disability) above, the Claridge shall have no further liability or obligation to continue salary payments to the Executive, or the Executive's estate (as the case may be), after the date the Executive is no longer employed by the Claridge.

        (f) If the Executive's title, responsibilities, duties or status within the Claridge should materially diminish, the Executive may resign and terminate this Agreement. In this case, the Executive shall be entitled to a lump sum payment consistent with subparagraph 5(b). Such a resignation will not be considered a "voluntary resignation" under subparagraph 5(a)(v).

        6. NON-COMPETITION AND NON-DISCLOSURE. (a) During the term of this Agreement, the Executive shall not, without the written consent of the Claridge , alone or with others, directly or indirectly, participate, engage or become interested in (as owner, stockholder, partner, lender or other investor, director, officer, employee, consultant, or otherwise) any business activity that is in competition with the Claridge's business as then constituted .

        (b) Nothing in this Agreement shall prohibit the Executive from acquiring or owning, without disclosure to the Company, less than one (1%) percent of the outstanding securities of any class of any corporation listed on a national securities exchange or traded in the over-the-counter market.

        (c) During and after the term of this Agreement, the Executive agrees that all information which may have been obtained during the course of employment will be kept strictly confidential with respect to the business practices, finances, developments, customer's affairs, and trade secrets of the Claridge not generally known to the public. The Executive will not disclose such information to any other person, firm or corporation, except solely in the course of business on behalf of the Claridge pursuant to this Agreement. The Executive further agrees that upon the termination of employment (irrespective of the time, manner or cause of termination), all lists, books, written records and data of every kind relating to or in connection with the Claridge's customers and business will be delivered and returned to the Claridge.

        (d)   (i)  Subject to the provisions of subparagraph
                   6(d)(ii) (change of control) below, if this Agreement is terminated pursuant to subparagraph 5(a)(v) (voluntary resignation) above, the Executive agrees that for a period of one (1) year thereafter the Executive shall not compete with the Claridge, or engage in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent, or consultant.

             (ii) In the event the Claridge, its shareholders, or persons having voting control enter into an agreement to sell, acquire, merge or consolidate the assets or stock of the Claridge with the anticipated result that a change of control of the Claridge or the Claridge's business as presently constituted would occur upon the closing of such agreement, the Executive may terminate this Agreement pursuant to subparagraph 5(a)(v) (voluntary resignation) above. In these circumstances, the Executive shall not be precluded from immediately competing with the Claridge, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant. In addition, the Executive shall be entitled to the benefits provided for in subparagraph
                    5(c) (voluntary resignation) above provided proper notice of the intent to resign is given to the Claridge.

        (e) From the date of termination of this Agreement and for a period of one (1) year thereafter, the Executive shall not, alone or with others, directly or indirectly:

            (i) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment or other services of any employee or consultant of the Claridge or its subsidiaries as well as independent companies affiliated or associated with the Claridge; or

            (ii) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment of any employee of any customer of the Claridge.

        (f) As additional consideration for the agreement contained in subparagraphs 6(d) (non-compete) and (e) (no solicitation), the Executive shall be entitled to a lump sum payment equal to twenty-five percent (25%) of the sum of the Executive's then base annual salary. The Executive shall make a request to receive this lump sum within ten (10) days following termination of employment by giving notice to the Claridge consistent with paragraph 11. Within ten (10) days following receipt of this notice, the Claridge shall send the Executive either: (i) the lump sum payment described in this subparagraph
(f); or (ii) a notice that the Claridge has waived the Executive's obligations under subparagraph 6(d) (non-compete) and (e) (no solicitation), in which event the Executive shall be released from the obligations under these subparagraphs. In this case, the Claridge shall be released from its obligation to pay the Executive any additional consideration under this subparagraph (f). All payments made pursuant to this subparagraph (f) shall be in addition to, and not in lieu of, any payments to which the Executive may be entitled under paragraph 5 (termination provisions).

        7. SALE OF THE CLARIDGE. The Claridge shall make its best efforts to have any successor corporation or business entity assume the obligations under this Agreement. If this Agreement is not assumed by a successor corporation or business entity, the obligations of the Claridge to the Executive hereunder shall continue in full force and effect, subject to the right of the Claridge, in its sole discretion, to terminate the Executive pursuant to paragraph 5 (termination provisions). If during the term of this Agreement: (a) the Claridge, its shareholders, or persons having voting control sell stock or assets or merge with another entity resulting in a change in control of the Claridge or the Claridge's business as presently constituted; or, (b) if by any other transaction this Agreement is assigned to an entity not controlled by the Board of Directors of the Company as presently constituted, then the Executive, in the Executive's sole discretion may terminate this Agreement within six months after such a change of control or assignment occurs. In this event the Executive will be entitled to receive the severance benefits provided for in subparagraph 5(b) (lump sum payment provisions) of this Agreement and shall not be precluded from immediately competing with the Claridge or any assignee of this Agreement, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant.

        8. PARTICIPATION. The Executive shall devote all of his working time, attention and best efforts to the business of the Claridge. During the term of this Agreement the Executive shall not be engaged directly or indirectly in any other business activity whether or not such business activity is pursued for gain, profit or other monetary advantage. However, this shall not be construed to prevent the Executive from investing assets in such a form and manner which will not require any services on the part of the Executive in the operation of the companies in which such investments are made. Neither shall the Executive be precluded from involvement in any civic or charitable organizations.

        9. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement or breach thereof, shall be settled by arbitration in New Jersey pursuant to New Jersey law in accordance with the rules of the American Arbitration Association. Any judgment upon an award rendered pursuant to arbitration may be entered in any court within the State of New Jersey having appropriate jurisdiction. In the event of conflict between the rules of the American Arbitration Association and any statute of the State of New Jersey, the parties agree to be bound by the laws of New Jersey.

        10. INJUNCTIVE RELIEF. The parties acknowledge that in the event of a breach or a threatened breach by the Executive of any of the obligations under this Agreement, the Claridge will not have an adequate remedy at law. Accordingly, in the event of any breach or threatened breach by the Executive, the Claridge shall be entitled to such equitable and injunctive relief as may be available to restrain the Executive and any business, firm, partnership, individual, corporation or entity participating in the breach or threatened breach from the violation of the provisions of the Agreement. Nothing in this Agreement shall be construed as prohibiting the Claridge from pursuing any other remedies available at law or in equity for such breach or threatened breach, including the recovery of damages and the immediate termination of the employment of the Executive under this Agreement.

        11. NOTICES. All notices shall be in writing and shall be delivered by certified or registered mail, return receipt requested, to the parties as follows:

            If to the Claridge :           c/o Claridge Casino Hotel
                                           Indiana Avenue and The Boardwalk
                                           Atlantic City, New Jersey  08401
                                           Attn: Chair of Human Resources
                                           And Compensation Committee

            If to the Executive:           Albert T. Britton
                                           8 Arcadian Drive
                                           Sicklerville, New Jersey 08081

        Either party may change the address to which notices are to be transmitted by notice given according to this paragraph.

        12. MISCELLANEOUS. (a) The Executive represents to the Claridge that there are no restrictions or agreements to which the Executive is a party which would be violated by execution of this Agreement and subsequent employment.

        (b) This Agreement and all questions relating to its validity, interpretation, performance and enforcement shall be governed by and construed in accordance with the laws of the State of New Jersey.

        (c) No amendment or waiver or any provision of this Agreement shall be effective unless in writing signed by both parties.

        (d) If any provision of this Agreement is held to be invalid or unenforceable, that provision shall be deemed limited or modified to the extent necessary to make it valid and enforceable, and in no event shall this Agreement or any of the provisions of this Agreement be rendered void or unenforceable.

        (e) The headings of the paragraphs of this Agreement are for convenience of reference only and shall not be given any effect in the construction or enforcement of this Agreement.

        (f) No waiver by the Claridge of any breach by the Executive of any provision or condition of this Agreement by the Executive to be performed shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

        (g) This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Claridge, but no interest in this Agreement shall be transferable in any manner by the Executive.

        13. ENTIRE AGREEMENT. This Agreement contains the entire Agreement of the parties. It may not be changed orally but only by an Agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge in sought.

        IN WITNESS WHEREOF, this Agreement has been executed by the Claridge's duly authorized officer. The Executive has also executed this Agreement.

WITNESS:                                  EXECUTIVE


/s/ Dawn A. Martin                        BY:/s/ Albert T. Britton
--------------------                      ------------------------
                                          ALBERT T. BRITTON

ATTEST:                                   THE CLARIDGE AT PARK
                                          PLACE, INCORPORATED

/s/ Frank Bellis                          BY:/s/ James M. Montgomery
--------------------                      --------------------------
                                          JAMES M. MONTGOMERY
                                          CHAIR OF HUMAN RESOURCES
                                          AND COMPENSATION
                                          COMMITTEE

                                 EXHIBIT 10(bl)

                              EMPLOYMENT AGREEMENT

        THIS AGREEMENT is effective as of January 1, 1997 ("Effective Date") between The Claridge at Park Place, Incorporated, a New Jersey corporation having its principal place of business at Indiana Avenue and the Boardwalk, Atlantic City, New Jersey, 08401 ("Claridge"), and Raymond A. Spera, an individual residing at 101 Flyatt Road, Vincentown, New Jersey, 08088 ("Executive").

                               W I T N E S S E T H

        WHEREAS, the Claridge desires to employ the Executive and the Executive has agreed to accept employment, on the terms and conditions provided in this Agreement.

        NOW, THEREFORE, in consideration of the mutual covenants and promises set forth in this Agreement, the parties agree as follows:

        1. EMPLOYMENT. The Claridge hereby employs the Executive as its Executive Vice President of Finance and Corporate Development. In this capacity, the Executive shall perform such executive duties as are typical for this position including but not limited to, those duties outlined in the Claridge's internal controls, and such additional duties as may be specified from time to time by the Board of Directors. In addition, the Executive may be asked to serve as a member of the Claridge's Board of Directors without additional compensation for these services.

        2. TERM. The term of this Agreement shall commence on the Effective Date and terminate on December 31, 1998 ("Initial Term") subject to paragraphs 5 or 7. Thereafter, the Board may review and extend the Agreement for consecutive one (1) year renewal terms upon specific action by the Board.

       3. COMPENSATION. (a) The Claridge shall pay the Executive a base annual salary of One Hundred Eighty-Two Thousand Six Hundred Dollars ($182,600), payable in weekly installments consistent with the Claridge's regular payroll practice. The Board of Directors may, from time to time, in their sole discretion, increase the base annual salary.

        (b) Until termination of the Agreement, the Executive shall continue to receive full compensation and be entitled to all the benefits of this Agreement. Upon termination, the Executive shall not be entitled to receive any compensation or benefits except as set forth in this Agreement or as otherwise agreed in writing between the parties.

        (c) The Executive shall be entitled to vacation time consistent with the Claridge's vacation plan, and shall also be entitled to participate in any bonus plan, incentive compensation plan, qualified pension plan, qualified profit-sharing plan, medical and/or dental reimbursement plan, group term life insurance plan, as well as any other employee benefit plan that may be established by the Claridge or its operating subsidiaries. The participation in any of these plans shall be consistent with the terms of such plans, and be available only upon the Claridge or its operating subsidiaries having or establishing such a plan.

        4. CASINO CONTROL COMMISSION. The Executive represents that he possesses a casino key employee license required by the New Jersey Casino Control Commission. The Executive will maintain this license in good standing during his employment with the Claridge. The Claridge will pay all attorneys' fees and other costs that the Executive may incur: (a) in connection with any investigation or proceeding against the Executive; or, (b) in which the Executive may be involved (other than with respect to any act defined defined as "cause" for termination as noted in 5(a)(ii); or, (c) relating to any criminal charges filed against the Executive, by the Division of Gaming Enforcement of the New Jersey Attorney General's Office or by the New Jersey Casino Control Commission.

        5. TERMINATION. (a) Notwithstanding anything to the contrary in this Agreement, the Executive's employment may be terminated upon the occurrence of any of the following events:

            (i) Upon revocation, suspension, or termination of the Executive's casino key employee license or failure to comply, within a reasonable time, with any conditions imposed upon the Executive's casino key employee license;

            (ii) Upon an act committed by the Executive constituting "cause", defined as a breach of any of the provisions of this Agreement; the indictment and/or conviction of any criminal offense; the deliberate refusal by the Executive (except by reason of disability) to perform the duties under the terms of this Agreement; or if the Executive:

                     (1) Files a petition in bankruptcy court or is adjudicated a bankrupt;

                     (2) Institutes or permits to be instituted any procedure
                         in bankruptcy court for reorganization or rearrangement of the Executive's financial affairs;

                     (3) Appoints a receiver of the Executive's assets or
                         property due to insolvency; or

                     (4) Makes a general assignment for the benefit of
                         creditors;

            (iii)    Upon the death or permanent disability of the Executive;

            (iv) Upon written notice by the Claridge terminating the Executive's employment without cause;

            (v)      Upon the voluntary resignation by the Executive;

            (vi) In the event at the time of hire the Executive is a non-New Jersey resident and the Executive fails to establish residency in New Jersey within six (6) months after a Board Resolution directing the Executive to do so. Provided that no such resolution shall be adopted so long as: (i) a sale of the Claridge is an option being considered by the Board of Directors; or, (ii) the Claridge's audited financial statements are expected to contain a "going concern" qualification in the Independent Auditor's Report.

        (b) If the Executive's employment should be terminated under: subparagraphs 5(a)(iv) (termination without cause) above; 5(f) (diminished responsibilities) below; paragraph 7 (sale of the Claridge); or, if the Claridge elects not to renew this Agreement pursuant to paragraph 2 above, then the Claridge shall make a lump sum payment to the Executive equal to one hundred and twenty-five percent (125%) of the Executive's base annual salary then in effect. Upon making of such payment, the Claridge shall have no further liability or obligation to the Executive under this Agreement.

        (c) If the Executive's employment should be terminated under subparagraph 5(a)(v) (voluntary resignation) above, and the Executive gives notice of the intent to resign at least twelve (12) weeks prior to terminating employment, then the Claridge shall continue to pay the Executive weekly compensation for a period of twelve (12) weeks after the resignation date. Upon expiration of this additional twelve (12) week period, the Claridge shall have no further liability or obligation to the Executive under this Agreement. If notice of the intent to resign to the Claridge is given less than twelve weeks before the resignation date, the Claridge shall have no obligation to pay the Executive beyond the resignation date.

        (d) Upon termination of this Agreement under subparagraph 5(a)(iv) (termination without cause), if the Claridge has an existing stock option plan, the Executive shall receive stock options in the Claridge, if any, in an amount equal to those that could be exercised within one (1) year from the date of termination. Provided, however, that such stock options must be exercised by the Executive within 90 days after termination, or the options shall expire.

        (e) If the Executive's employment should be terminated under subparagraphs 5(a)(i) (revocation, suspension or termination of casino key employee license), (a)(ii) (bankruptcy) or (a)(iii) (death or permanent disability) above, the Claridge shall have no further liability or obligation to continue salary payments to the Executive, or the Executive's estate (as the case may be), after the date the Executive is no longer employed by the Claridge.

        (f) If the Executive's title, responsibilities, duties or status within the Claridge should materially diminish, the Executive may resign and terminate this Agreement. In this case, the Executive shall be entitled to a lump sum payment consistent with subparagraph 5(b). Such a resignation will not be considered a "voluntary resignation" under subparagraph 5(a)(v).

        6. NON-COMPETITION AND NON-DISCLOSURE. (a) During the term of this Agreement, the Executive shall not, without the written consent of the Claridge , alone or with others, directly or indirectly, participate, engage or become interested in (as owner, stockholder, partner, lender or other investor, director, officer, employee, consultant, or otherwise) any business activity that is in competition with the Claridge's business as then constituted .

        (b) Nothing in this Agreement shall prohibit the Executive from acquiring or owning, without disclosure to the Company, less than one (1%) percent of the outstanding securities of any class of any corporation listed on a national securities exchange or traded in the over-the-counter market.

        (c) During and after the term of this Agreement, the Executive agrees that all information which may have been obtained during the course of employment will be kept strictly confidential with respect to the business practices, finances, developments, customer's affairs, and trade secrets of the Claridge not generally known to the public. The Executive will not disclose such information to any other person, firm or corporation, except solely in the course of business on behalf of the Claridge pursuant to this Agreement. The Executive further agrees that upon the termination of employment (irrespective of the time, manner or cause of termination), all lists, books, written records and data of every kind relating to or in connection with the Claridge's customers and business will be delivered and returned to the Claridge.

        (d)      (i)  Subject to the provisions of subparagraph
                      6(d)(ii) (change of control) below, if this Agreement is terminated pursuant to subparagraph 5(a)(v) (voluntary resignation) above, the Executive agrees that for a period of one (1) year thereafter the Executive shall not compete with the Claridge, or engage in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent, or consultant.


                (ii) In the event the Claridge, its shareholders, or persons having voting control enter into an agreement to sell, acquire, merge or consolidate the assets or stock of the Claridge with the anticipated result that a change of control of the Claridge or the Claridge's business as presently constituted would occur upon the closing of such agreement, the Executive may terminate this Agreement pursuant to subparagraph 5(a)(v) (voluntary resignation) above.
                      In these circumstances, the Executive shall not be precluded from immediately competing with the Claridge, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant. In addition, the Executive shall be entitled to the benefits provided for in subparagraph 5(c)
                      (voluntary resignation) above provided proper notice of the intent to resign is given to the Claridge.

        (e) From the date of termination of this Agreement and for a period of one (1) year thereafter, the Executive shall not, alone or with others, directly or indirectly:

               (i) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment or other services of any employee or consultant of the Claridge or its subsidiaries as well as independent companies affiliated or associated with the Claridge; or

               (ii) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment of any employee of any customer of the Claridge.

        (f) As additional consideration for the agreement contained in subparagraphs 6(d) (non-compete) and (e) (no solicitation), the Executive shall be entitled to a lump sum payment equal to twenty-five percent (25%) of the sum of the Executive's then base annual salary. The Executive shall make a request to receive this lump sum within ten (10) days following termination of employment by giving notice to the Claridge consistent with paragraph 11. Within ten (10) days following receipt of this notice, the Claridge shall send the Executive either: (i) the lump sum payment described in this subparagraph
(f); or (ii) a notice that the Claridge has waived the Executive's obligations under subparagraph 6(d) (non-compete) and (e) (no solicitation), in which event the Executive shall be released from the obligations under these subparagraphs. In this case, the Claridge shall be released from its obligation to pay the Executive any additional consideration under this subparagraph (f). All payments made pursuant to this subparagraph (f) shall be in addition to, and not in lieu of, any payments to which the Executive may be entitled under paragraph 5 (termination provisions).

        7. SALE OF THE CLARIDGE. The Claridge shall make its best efforts to have any successor corporation or business entity assume the obligations under this Agreement. If this Agreement is not assumed by a successor corporation or business entity, the obligations of the Claridge to the Executive hereunder shall continue in full force and effect, subject to the right of the Claridge, in its sole discretion, to terminate the Executive pursuant to paragraph 5 (termination provisions). If during the term of this Agreement: (a) the Claridge, its shareholders, or persons having voting control sell stock or assets or merge with another entity resulting in a change in control of the Claridge or the Claridge's business as presently constituted; or, (b) if by any other transaction this Agreement is assigned to an entity not controlled by the Board of Directors of the Company as presently constituted, then the Executive, in the Executive's sole discretion may terminate this Agreement within six months after such a change of control or assignment occurs. In this event the Executive will be entitled to receive the severance benefits provided for in subparagraph 5(b) (lump sum payment provisions) of this Agreement and shall not be precluded from immediately competing with the Claridge or any assignee of this Agreement, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant.

        8. PARTICIPATION. The Executive shall devote all of his working time, attention and best efforts to the business of the Claridge. During the term of this Agreement the Executive shall not be engaged directly or indirectly in any other business activity whether or not such business activity is pursued for gain, profit or other monetary advantage. However, this shall not be construed to prevent the Executive from investing assets in such a form and manner which will not require any services on the part of the Executive in the operation of the companies in which such investments are made. Neither shall the Executive be precluded from involvement in any civic or charitable organizations.

        9. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement or breach thereof, shall be settled by arbitration in New Jersey pursuant to New Jersey law in accordance with the rules of the American Arbitration Association. Any judgment upon an award rendered pursuant to arbitration may be entered in any court within the State of New Jersey having appropriate jurisdiction. In the event of conflict between the rules of the American Arbitration Association and any statute of the State of New Jersey, the parties agree to be bound by the laws of New Jersey.

        10. INJUNCTIVE RELIEF. The parties acknowledge that in the event of a breach or a threatened breach by the Executive of any of the obligations under this Agreement, the Claridge will not have an adequate remedy at law. Accordingly, in the event of any breach or threatened breach by the Executive, the Claridge shall be entitled to such equitable and injunctive relief as may be available to restrain the Executive and any business, firm, partnership, individual, corporation or entity participating in the breach or threatened breach from the violation of the provisions of the Agreement. Nothing in this Agreement shall be construed as prohibiting the Claridge from pursuing any other remedies available at law or in equity for such breach or threatened breach, including the recovery of damages and the immediate termination of the employment of the Executive under this Agreement.

        11. NOTICES. All notices shall be in writing and shall be delivered by certified or registered mail, return receipt requested, to the parties as follows:

            If to the Claridge :           c/o Claridge Casino Hotel
                                           Indiana Avenue and The Boardwalk
                                           Atlantic City, New Jersey  08401
                                           Attn: Chair of Human Resources
                                           And Compensation Committee

           If to the Executive:            Raymond A. Spera
                                           101 Flyatt Road
                                           Vincentown, New Jersey 08088


        Either party may change the address to which notices are to be transmitted by notice given according to this paragraph.

        12. MISCELLANEOUS. (a) The Executive represents to the Claridge that there are no restrictions or agreements to which the Executive is a party which would be violated by execution of this Agreement and subsequent employment .

        (b) This Agreement and all questions relating to its validity, interpretation, performance and enforcement shall be governed by and construed in accordance with the laws of the State of New Jersey.

        (c) No amendment or waiver or any provision of this Agreement shall be effective unless in writing signed by both parties.

        (d) If any provision of this Agreement is held to be invalid or unenforceable, that provision shall be deemed limited or modified to the extent necessary to make it valid and enforceable, and in no event shall this Agreement or any of the provisions of this Agreement be rendered void or unenforceable.

        (e) The headings of the paragraphs of this Agreement are for convenience of reference only and shall not be given any effect in the construction or enforcement of this Agreement.

        (f) No waiver by the Claridge of any breach by the Executive of any provision or condition of this Agreement by the Executive to be performed shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

        (g) This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Claridge, but no interest in this Agreement shall be transferable in any manner by the Executive.

        13. ENTIRE AGREEMENT. This Agreement contains the entire Agreement of the parties. It may not be changed orally but only by an Agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge in sought.

        IN WITNESS WHEREOF, this Agreement has been executed by the Claridge's duly authorized officer. The Executive has also executed this Agreement.

WITNESS:                               EXECUTIVE


/s/ Frank Bellis                       BY:/s/ Raymond A. Spera
----------------                       ------------------------
                                       RAYMOND A. SPERA

ATTEST:                                THE CLARIDGE AT PARK
                                       PLACE, INCORPORATED

/s/ Frank Bellis                       BY: /s/ James M. Montgomery
----------------                       ---------------------------
                                       JAMES M. MONTGOMERY
                                       CHAIR OF HUMAN RESOURCES
                                       AND COMPENSATION
                                       COMMITTEE

                                 EXHIBIT 10(bm)

                              EMPLOYMENT AGREEMENT

        THIS AGREEMENT is effective as of November 1, 1996 ("Effective Date") between The Claridge at Park Place, Incorporated, a New Jersey corporation having its principal place of business at Indiana Avenue and the Boardwalk, Atlantic City, New Jersey, 08401 ("Claridge"), and Jean I. Abbott, an individual residing at 48 English Lane, Egg Harbor Township, New Jersey, 08234 ("Executive") .

                               W I T N E S S E T H

        WHEREAS, the Claridge desires to employ the Executive and the Executive has agreed to accept employment, on the terms and conditions provided in this Agreement;

        WHEREAS, the Executive and the Claridge are parties to an Employment Agreement dated January 1, 1996 and continuing for three (3) years thereafter;

        WHEREAS, the Board of Directors intends that all executives of the Claridge party to employment agreements have uniform employment agreements with the same terms and conditions; and

        WHEREAS, in order to accomplish this goal, the Claridge and the Executive agree to recind as of October 31, 1996 the Executive's current Employment Agreement dated January 1, 1996 and replace that agreement with this Employment Agreement.

        NOW, THEREFORE, in consideration of the mutual covenants and promises set forth in this Agreement, the parties agree as follows:

        1. EMPLOYMENT. The Claridge hereby employs the Executive as its Executive Vice President of Operations. In this capacity, the Executive shall perform such executive duties as are typical for this position including but not limited to, those duties outlined in the Claridge's internal controls, and such additional duties as may be specified from time to time by the Board of Directors. In addition, the Executive may be asked to serve as a member of the Claridge's Board of Directors without additional compensation for these services.

        2. TERM. The term of this Agreement shall commence on the Effective Date and terminate on December 31, 1998 ("Initial Term") subject to paragraphs 5 or 7. Thereafter, the Board may review and extend the Agreement for consecutive one (1) year renewal terms upon specific action by the Board.

        3. COMPENSATION. (a) The Claridge shall pay the Executive a base annual salary of One Hundred Sixty-Two Thousand Seven Hundred Sixty Dollars ($162,760), payable in weekly installments consistent with the Claridge's regular payroll practice. The Board of Directors may, from time to time, in their sole discretion, increase the base annual salary.

        (b) Until termination of the Agreement, the Executive shall continue to receive full compensation and be entitled to all the benefits of this Agreement. Upon termination, the Executive shall not be entitled to receive any compensation or benefits except as set forth in this Agreement or as otherwise agreed in writing between the parties.

        (c) The Executive shall be entitled to vacation time consistent with the Claridge's vacation plan, and shall also be entitled to participate in any bonus plan, incentive compensation plan, qualified pension plan, qualified profit-sharing plan, medical and/or dental reimbursement plan, group term life insurance plan, as well as any other employee benefit plan that may be established by the Claridge or its operating subsidiaries. The participation in any of these plans shall be consistent with the terms of such plans, and be available only upon the Claridge or its operating subsidiaries having or establishing such a plan.

        4. CASINO CONTROL COMMISSION. The Executive represents that he possesses a casino key employee license required by the New Jersey Casino Control Commission. The Executive will maintain this license in good standing during his employment with the Claridge. The Claridge will pay all attorneys' fees and other costs that the Executive may incur: (a) in connection with any investigation or proceeding against the Executive; or, (b) in which the Executive may be involved (other than with respect to any act defined as "cause" for termination as noted in 5(a)(ii); or, (c) relating to any criminal charges filed against the Executive, by the Division of Gaming Enforcement of the New Jersey Attorney General's Office or by the New Jersey Casino Control Commission.

        5. TERMINATION. (a) Notwithstanding anything to the contrary in this Agreement, the Executive's employment may be terminated upon the occurrence of any of the following events:

            (i) Upon revocation, suspension, or termination of the Executive's casino key employee license or failure to comply, within a reasonable time, with any conditions imposed upon the Executive's casino key employee license;

            (ii) Upon an act committed by the Executive constituting "cause", defined as a breach of any of the provisions of this Agreement; the indictment and/or conviction of any criminal offense; the deliberate refusal by the Executive (except by reason of disability) to perform the duties under the terms of this Agreement; or if the Executive:

                     (1) Files a petition in bankruptcy court or is adjudicated a bankrupt;

                     (2) Institutes or permits to be instituted any procedure
                         in bankruptcy court for reorganization or rearrangement of the Executive's financial affairs;

                     (3) Appoints a receiver of the Executive's assets or
                         property due to insolvency; or

                     (4) Makes a general assignment for the benefit of
                         creditors;

            (iii)    Upon the death or permanent disability of the Executive;

            (iv) Upon written notice by the Claridge terminating the Executive's employment without cause;

            (v)      Upon the voluntary resignation by the Executive;

            (vi) In the event at the time of hire the Executive is a non-New Jersey resident and the Executive fails to establish residency in New Jersey within six (6) months after a Board Resolution directing the Executive to do so. Provided that no such resolution shall be adopted so long as: (i) a sale of the Claridge is an option being considered by the Board of Directors; or, (ii) the Claridge's audited financial statements are expected to contain a "going concern" qualification in the Independent Auditor's Report.

        (b) If the Executive's employment should be terminated under: subparagraphs 5(a)(iv) (termination without cause) above;

5(f) (diminished responsibilities) below; paragraph 7 (sale of the Claridge); or, if the Claridge elects not to renew this Agreement pursuant to paragraph 2 above, then the Claridge shall make a lump sum payment to the Executive equal to one hundred and twenty-five percent (125%) of the Executive's base annual salary then in effect. Upon making of such payment, the Claridge shall have no further liability or obligation to the Executive under this Agreement.

        (c) If the Executive's employment should be terminated under subparagraph 5(a)(v) (voluntary resignation) above, and the Executive gives notice of the intent to resign at least twelve (12) weeks prior to terminating employment, then the Claridge shall continue to pay the Executive weekly compensation for a period of twelve (12) weeks after the resignation date. Upon expiration of this additional twelve (12) week period, the Claridge shall have no further liability or obligation to the Executive under this Agreement. If notice of the intent to resign to the Claridge is given less than twelve weeks before the resignation date, the Claridge shall have no obligation to pay the Executive beyond the resignation date.

        (d) Upon termination of this Agreement under subparagraph 5(a)(iv) (termination without cause), if the Claridge has an existing stock option plan, the Executive shall receive stock options in the Claridge, if any, in an amount equal to those that could be exercised within one (1) year from the date of termination. Provided, however, that such stock options must be exercised by the Executive within 90 days after termination, or the options shall expire.

        (e) If the Executive's employment should be terminated under subparagraphs 5(a)(i) (revocation, suspension or termination of casino key employee license), (a)(ii) (bankruptcy) or (a)(iii) (death or permanent disability) above, the Claridge shall have no further liability or obligation to continue salary payments to the Executive, or the Executive's estate (as the case may be), after the date the Executive is no longer employed by the Claridge.

        (f) If the Executive's title, responsibilities, duties or status within the Claridge should materially diminish, the Executive may resign and terminate this Agreement. In this case, the Executive shall be entitled to a lump sum payment consistent with subparagraph 5(b). Such a resignation will not be considered a "voluntary resignation" under subparagraph 5(a)(v).

        6. NON-COMPETITION AND NON-DISCLOSURE. (a) During the term of this Agreement, the Executive shall not, without the written consent of the Claridge , alone or with others, directly or indirectly, participate, engage or become interested in (as owner, stockholder, partner, lender or other investor, director, officer, employee, consultant, or otherwise) any business activity that is in competition with the Claridge's business as then constituted .

        (b) Nothing in this Agreement shall prohibit the Executive from acquiring or owning, without disclosure to the Company, less than one (1%) percent of the outstanding securities of any class of any corporation listed on a national securities exchange or traded in the over-the-counter market.

        (c) During and after the term of this Agreement, the Executive agrees that all information which may have been obtained during the course of employment will be kept strictly confidential with respect to the business practices, finances, developments, customer's affairs, and trade secrets of the Claridge not generally known to the public. The Executive will not disclose such information to any other person, firm or corporation, except solely in the course of business on behalf of the Claridge pursuant to this Agreement. The Executive further agrees that upon the termination of employment (irrespective of the time, manner or cause of termination), all lists, books, written records and data of every kind relating to or in connection with the Claridge's customers and business will be delivered and returned to the Claridge.

        (d)   (i)   Subject to the provisions of subparagraph
                    6(d)(ii) (change of control) below, if this Agreement is terminated pursuant to subparagraph 5(a)(v)
                    (voluntary resignation) above, the Executive agrees that for a period of one (1) year thereafter the Executive shall not compete with the Claridge, or engage in the casino business in Atlantic City, New
                    Jersey, as an officer, director, stockholder, employee, representative, agent, or consultant.

              (ii) In the event the Claridge, its shareholders, or persons having voting control enter into an agreement to sell, acquire, merge or consolidate the assets or stock of the Claridge with the anticipated result that a change of control of the Claridge or the Claridge's business as presently constituted would occur upon the closing of such agreement, the Executive may terminate this Agreement pursuant to subparagraph 5(a)(v) (voluntary resignation) above. In these circumstances, the Executive shall not be precluded from immediately competing with the Claridge, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant. In addition, the Executive shall be entitled to the benefits provided for in subparagraph 5(c) (voluntary resignation) above provided proper notice of the intent to resign is given to the Claridge.

        (e) From the date of termination of this Agreement and for a period of one (1) year thereafter, the Executive shall not, alone or with others, directly or indirectly:

              (i) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment or other services of any employee or consultant of the Claridge or its subsidiaries as well as independent companies affiliated or associated with the Claridge; or

              (ii) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment of any employee of any customer of the Claridge .

        (f) As additional consideration for the agreement contained in subparagraphs 6(d) (non-compete) and (e) (no solicitation), the Executive shall be entitled to a lump sum payment equal to twenty-five percent (25%) of the sum of the Executive's then base annual salary. The Executive shall make a request to receive this lump sum within ten (10) days following termination of employment by giving notice to the Claridge consistent with paragraph 11. Within ten (10) days following receipt of this notice, the Claridge shall send the Executive either: (i) the lump sum payment described in this subparagraph
(f); or (ii) a notice that the Claridge has waived the Executive's obligations under subparagraph 6(d) (non-compete) and (e) (no solicitation), in which event the Executive shall be released from the obligations under these subparagraphs. In this case, the Claridge shall be released from its obligation to pay the Executive any additional consideration under this subparagraph (f). All payments made pursuant to this subparagraph (f) shall be in addition to, and not in lieu of, any payments to which the Executive may be entitled under paragraph 5 (termination provisions).

        7. SALE OF THE CLARIDGE. The Claridge shall make its best efforts to have any successor corporation or business entity assume the obligations under this Agreement. If this Agreement is not assumed by a successor corporation or business entity, the obligations of the Claridge to the Executive hereunder shall continue in full force and effect, subject to the right of the Claridge, in its sole discretion, to terminate the Executive pursuant to paragraph 5 (termination provisions). If during the term of this Agreement: (a) the Claridge, its shareholders, or persons having voting control sell stock or assets or merge with another entity resulting in a change in control of the Claridge or the Claridge's business as presently constituted; or, (b) if by any other transaction this Agreement is assigned to an entity not controlled by the Board of Directors of the Company as presently constituted, then the Executive, in the Executive's sole discretion may terminate this Agreement within six months after such a change of control or assignment occurs. In this event the Executive will be entitled to receive the severance benefits provided for in subparagraph 5(b) (lump sum payment provisions) of this Agreement and shall not be precluded from immediately competing with the Claridge or any assignee of this Agreement, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant.

        8. PARTICIPATION. The Executive shall devote all of his working time, attention and best efforts to the business of the Claridge. During the term of this Agreement the Executive shall not be engaged directly or indirectly in any other business activity whether or not such business activity is pursued for gain, profit or other monetary advantage. However, this shall not be construed to prevent the Executive from investing assets in such a form and manner which will not require any services on the part of the Executive in the operation of the companies in which such investments are made. Neither shall the Executive be precluded from involvement in any civic or charitable organizations.

        9. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement or breach thereof, shall be settled by arbitration in New Jersey pursuant to New Jersey law in accordance with the rules of the American Arbitration Association. Any judgment upon an award rendered pursuant to arbitration may be entered in any court within the State of New Jersey having appropriate jurisdiction. In the event of conflict between the rules of the American Arbitration Association and any statute of the State of New Jersey, the parties agree to be bound by the laws of New Jersey.

        10. INJUNCTIVE RELIEF. The parties acknowledge that in the event of a breach or a threatened breach by the Executive of any of the obligations under this Agreement, the Claridge will not have an adequate remedy at law. Accordingly, in the event of any breach or threatened breach by the Executive, the Claridge shall be entitled to such equitable and injunctive relief as may be available to restrain the Executive and any business, firm, partnership, individual, corporation or entity participating in the breach or threatened breach from the violation of the provisions of the Agreement. Nothing in this Agreement shall be construed as prohibiting the Claridge from pursuing any other remedies available at law or in equity for such breach or threatened breach, including the recovery of damages and the immediate termination of the employment of the Executive under this Agreement.

        11. NOTICES. All notices shall be in writing and shall be delivered by certified or registered mail, return receipt requested, to the parties as follows:

            If to the Claridge :        c/o Claridge Casino Hotel
                                        Indiana Avenue and The Boardwalk
                                        Atlantic City, New Jersey  08401
                                        Attn: Chair of Human Resources
                                        And Compensation Committee

            If to the Executive:        Jean I. Abbott
                                        48 English Lane
                                        Egg Harbor Township, New Jersey  08234

        Either party may change the address to which notices are to be transmitted by notice given according to this paragraph.

        12. MISCELLANEOUS. (a) The Executive represents to the Claridge that there are no restrictions or agreements to which the Executive is a party which would be violated by execution of this Agreement and subsequent employment .

        (b) This Agreement and all questions relating to its validity, interpretation, performance and enforcement shall be governed by and construed in accordance with the laws of the State of New Jersey.

        (c) No amendment or waiver or any provision of this Agreement shall be effective unless in writing signed by both parties.

        (d) If any provision of this Agreement is held to be invalid or unenforceable, that provision shall be deemed limited or modified to the extent necessary to make it valid and enforceable, and in no event shall this Agreement or any of the provisions of this Agreement be rendered void or unenforceable.

        (e) The headings of the paragraphs of this Agreement are for convenience of reference only and shall not be given any effect in the construction or enforcement of this Agreement.

        (f) No waiver by the Claridge of any breach by the Executive of any provision or condition of this Agreement by the Executive to be performed shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

        (g) This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Claridge, but no interest in this Agreement shall be transferable in any manner by the Executive.

        13. ENTIRE AGREEMENT. This Agreement contains the entire Agreement of the parties. It may not be changed orally but only by an Agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge in sought.

IN WITNESS WHEREOF, this Agreement has been executed by the Claridge's duly authorized officer. The Executive has also executed this Agreement.

WITNESS:                                       EXECUTIVE


/s/ Kathryn Loftus                             BY: /s/ Jean I. Abbott
------------------                             ----------------------
                                               JEAN I. ABBOTT


ATTEST:                                        THE CLARIDGE AT PARK
                                               PLACE,  INCORPORATED

/s/ Frank Bellis                               BY: /s/ James M. Montgomery
----------------                               ---------------------------
                                               JAMES M. MONTGOMERY
                                               CHAIR OF HUMAN RESOURCES
                                               AND COMPENSATION
                                               COMMITTEE

                                 EXHIBIT 10(bn)

                              EMPLOYMENT AGREEMENT

        THIS AGREEMENT is effective as of November 1, 1996 ("Effective Date") between The Claridge at Park Place, Incorporated, a New Jersey corporation having its principal place of business at Indiana Avenue and the Boardwalk, Atlantic City, New Jersey, 08401 ("Claridge"), and Frank A. Bellis, Jr., an individual residing at 10 Hanover Court, Jacobstown, New Jersey, 08562 ("Executive") .

                               W I T N E S S E T H

        WHEREAS, the Claridge desires to employ the Executive and the Executive has agreed to accept employment, on the terms and conditions provided in this Agreement.

        NOW, THEREFORE, in consideration of the mutual covenants and promises set forth in this Agreement, the parties agree as follows:

        1. EMPLOYMENT. The Claridge hereby employs the Executive as its Senior Vice President and General Counsel. In this capacity, the Executive shall perform such executive duties as are typical for this position including but not limited to, those duties outlined in the Claridge's internal controls, and such additional duties as may be specified from time to time by the Board of Directors. In addition, the Executive may be asked to serve as a member of the Claridge's Board of Directors without additional compensation for these services.

        2. TERM. The term of this Agreement shall commence on the Effective Date and terminate on December 31, 1998 ("Initial Term") subject to paragraphs 5 or 7. Thereafter, the Board may review and extend the Agreement for consecutive one (1) year renewal terms upon specific action by the Board.

        3. COMPENSATION. (a) The Claridge shall pay the Executive a base annual salary of One Hundred Thirty One Thousand Dollars ($131,000), payable in weekly installments consistent with the Claridge's regular payroll practice. The Board of Directors may, from time to time, in their sole discretion, increase the base annual salary.

        (b) Until termination of the Agreement, the Executive shall continue to receive full compensation and be entitled to all the benefits of this Agreement. Upon termination, the Executive shall not be entitled to receive any compensation or benefits except as set forth in this Agreement or as otherwise agreed in writing between the parties.

        (c) The Executive shall be entitled to vacation time consistent with the Claridge's vacation plan, and shall also be entitled to participate in any bonus plan, incentive compensation plan, qualified pension plan, qualified profit-sharing plan, medical and/or dental reimbursement plan, group term life insurance plan, as well as any other employee benefit plan that may be established by the Claridge or its operating subsidiaries. The participation in any of these plans shall be consistent with the terms of such plans, and be available only upon the Claridge or its operating subsidiaries having or establishing such a plan.

        4. CASINO CONTROL COMMISSION. The Executive represents that he possesses a casino key employee license required by the New Jersey Casino Control Commission. The Executive will maintain this license in good standing during his employment with the Claridge. The Claridge will pay all attorneys' fees and other costs that the Executive may incur: (a) in connection with any investigation or proceeding against the Executive; or, (b) in which the Executive may be involved (other than with respect to any act defined as "cause" for termination as noted in 5(a)(ii); or, (c) relating to any criminal charges filed against the Executive, by the Division of Gaming Enforcement of the New Jersey Attorney General's Office or by the New Jersey Casino Control Commission.

        5. TERMINATION. (a) Notwithstanding anything to the contrary in this Agreement, the Executive's employment may be terminated upon the occurrence of any of the following events:

            (i) Upon revocation, suspension, or termination of the Executive's casino key employee license or failure to comply, within a reasonable time, with any conditions imposed upon the Executive's casino key employee license;

           (ii) Upon an act committed by the Executive constituting "cause", defined as a breach of any of the provisions of this Agreement; the indictment and/or conviction of any criminal offense; the deliberate refusal by the Executive (except by reason of disability) to perform the duties under the terms of this Agreement; or if the Executive:

                 (1) Files a petition in bankruptcy court or is adjudicated a bankrupt;

                 (2) Institutes or permits to be instituted any procedure in bankruptcy court for reorganization or rearrangement of the Executive's financial affairs;

                 (3) Appoints a receiver of the Executive's assets or property due to insolvency; or

                 (4) Makes a general assignment for the benefit of creditors;

           (iii)  Upon the death or permanent disability of the Executive;

           (iv) Upon written notice by the Claridge terminating the Executive's employment without cause;

           (v)    Upon the voluntary resignation by the Executive;

           (vi) In the event at the time of hire the Executive is a non-New Jersey resident and the Executive fails to establish residency in New Jersey within six (6) months after a Board Resolution directing the Executive to do so. Provided that no such resolution shall be adopted so long as: (i) a sale of the Claridge is an option being considered by the Board of Directors; or, (ii) the Claridge's audited financial statements are expected to contain a "going concern" qualification in the Independent Auditor's Report.

        (b) If the Executive's employment should be terminated under: subparagraphs 5(a)(iv) (termination without cause) above; 5(f) (diminished responsibilities) below; paragraph 7 (sale of the Claridge); or, if the Claridge elects not to renew this Agreement pursuant to paragraph 2 above, then the Claridge shall make a lump sum payment to the Executive equal to one hundred and twenty-five percent (125%) of the Executive's base annual salary then in effect. Upon making of such payment, the Claridge shall have no further liability or obligation to the Executive under this Agreement.

        (c) If the Executive's employment should be terminated under subparagraph 5(a)(v) (voluntary resignation) above, and the Executive gives notice of the intent to resign at least twelve (12) weeks prior to terminating employment, then the Claridge shall continue to pay the Executive weekly compensation for a period of twelve (12) weeks after the resignation date. Upon expiration of this additional twelve (12) week period, the Claridge shall have no further liability or obligation to the Executive under this Agreement. If notice of the intent to resign to the Claridge is given less than twelve weeks before the resignation date, the Claridge shall have no obligation to pay the Executive beyond the resignation date.

        (d) Upon termination of this Agreement under subparagraph 5(a)(iv) (termination without cause), if the Claridge has an existing stock option plan, the Executive shall receive stock options in the Claridge, if any, in an amount equal to those that could be exercised within one (1) year from the date of termination. Provided, however, that such stock options must be exercised by the Executive within 90 days after termination, or the options shall expire.

        (e) If the Executive's employment should be terminated under subparagraphs 5(a)(i) (revocation, suspension or termination of casino key employee license), (a)(ii) (bankruptcy) or (a)(iii) (death or permanent disability) above, the Claridge shall have no further liability or obligation to continue salary payments to the Executive, or the Executive's estate (as the case may be), after the date the Executive is no longer employed by the Claridge.

        (f) If the Executive's title, responsibilities, duties or status within the Claridge should materially diminish, the Executive may resign and terminate this Agreement. In this case, the Executive shall be entitled to a lump sum payment consistent with subparagraph 5(b). Such a resignation will not be considered a "voluntary resignation" under subparagraph 5(a)(v).

        6. NON-COMPETITION AND NON-DISCLOSURE. (a) During the term of this Agreement, the Executive shall not, without the written consent of the Claridge, alone or with others, directly or indirectly, participate, engage or become interested in (as owner, stockholder, partner, lender or other investor, director, officer, employee, consultant, or otherwise) any business activity that is in competition with the Claridge's business as then constituted.

        (b) Nothing in this Agreement shall prohibit the Executive from acquiring or owning, without disclosure to the Company, less than one (1%) percent of the outstanding securities of any class of any corporation listed on a national securities exchange or traded in the over-the-counter market.

        (c) During and after the term of this Agreement, the Executive agrees that all information which may have been obtained during the course of employment will be kept strictly confidential with respect to the business practices, finances, developments, customer's affairs, and trade secrets of the Claridge not generally known to the public. The Executive will not disclose such information to any other person, firm or corporation, except solely in the course of business on behalf of the Claridge pursuant to this Agreement. The Executive further agrees that upon the termination of employment (irrespective of the time, manner or cause of termination), all lists, books, written records and data of every kind relating to or in connection with the Claridge's customers and business will be delivered and returned to the Claridge.

        (d)   (i)   Subject to the provisions of subparagraph
                    6(d)(ii) (change of control) below, if this Agreement is terminated pursuant to subparagraph 5(a)(v)
                    (voluntary resignation) above, the Executive agrees that for a period of one (1) year thereafter the Executive shall not compete with the Claridge, or engage in the casino business in Atlantic City, New
                    Jersey, as an officer, director, stockholder, employee, representative, agent, or consultant.

              (ii) In the event the Claridge, its shareholders, or persons having voting control enter into an agreement to sell, acquire, merge or consolidate the assets or stock of the Claridge with the anticipated result that a change of control of the Claridge or the Claridge's business as presently constituted would occur upon the closing of such agreement, the Executive may terminate this Agreement pursuant to subparagraph 5(a)(v) (voluntary resignation) above. In these circumstances, the Executive shall not be precluded from immediately competing with the Claridge, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant. In addition, the Executive shall be entitled to the benefits provided for in subparagraph 5(c) (voluntary resignation) above provided proper notice of the intent to resign is given to the Claridge.

        (e) From the date of termination of this Agreement and for a period of one (1) year thereafter, the Executive shall not, alone or with others, directly or indirectly:

                  (i) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment or other services of any employee or consultant of the Claridge or its subsidiaries as well as independent companies affiliated or associated with the Claridge; or

                  (ii) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment of any employee of any customer of the Claridge.

        (f) As additional consideration for the agreement contained in subparagraphs 6(d) (non-compete) and (e) (no solicitation), the Executive shall be entitled to a lump sum payment equal to twenty-five percent (25%) of the sum of the Executive's then base annual salary. The Executive shall make a request to receive this lump sum within ten (10) days following termination of employment by giving notice to the Claridge consistent with paragraph 11. Within ten (10) days following receipt of this notice, the Claridge shall send the Executive either: (i) the lump sum payment described in this subparagraph
(f); or (ii) a notice that the Claridge has waived the Executive's obligations under subparagraph 6(d) (non-compete) and (e) (no solicitation), in which event the Executive shall be released from the obligations under these subparagraphs. In this case, the Claridge shall be released from its obligation to pay the Executive any additional consideration under this subparagraph (f). All payments made pursuant to this subparagraph (f) shall be in addition to, and not in lieu of, any payments to which the Executive may be entitled under paragraph 5 (termination provisions).

        7. SALE OF THE CLARIDGE. The Claridge shall make its best efforts to have any successor corporation or business entity assume the obligations under this Agreement. If this Agreement is not assumed by a successor corporation or business entity, the obligations of the Claridge to the Executive hereunder shall continue in full force and effect, subject to the right of the Claridge, in its sole discretion, to terminate the Executive pursuant to paragraph 5 (termination provisions). If during the term of this Agreement: (a) the Claridge, its shareholders, or persons having voting control sell stock or assets or merge with another entity resulting in a change in control of the Claridge or the Claridge's business as presently constituted; or, (b) if by any other transaction this Agreement is assigned to an entity not controlled by the Board of Directors of the Company as presently constituted, then the Executive, in the Executive's sole discretion may terminate this Agreement within six months after such a change of control or assignment occurs. In this event the Executive will be entitled to receive the severance benefits provided for in subparagraph 5(b) (lump sum payment provisions) of this Agreement and shall not be precluded from immediately competing with the Claridge or any assignee of this Agreement, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant.

        8. PARTICIPATION. The Executive shall devote all of his working time, attention and best efforts to the business of the Claridge. During the term of this Agreement the Executive shall not be engaged directly or indirectly in any other business activity whether or not such business activity is pursued for gain, profit or other monetary advantage.
However, this shall not be construed to prevent the Executive from investing assets in such a form and manner which will not require any services on the part of the Executive in the operation of the companies in which such investments are made. Neither shall the Executive be precluded from involvement in any civic or charitable organizations.

        9. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement or breach thereof, shall be settled by arbitration in New Jersey pursuant to New Jersey law in accordance with the rules of the American Arbitration Association. Any judgment upon an award rendered pursuant to arbitration may be entered in any court within the State of New Jersey having appropriate jurisdiction. In the event of conflict between the rules of the American Arbitration Association and any statute of the State of New Jersey, the parties agree to be bound by the laws of New Jersey.

        10. INJUNCTIVE RELIEF. The parties acknowledge that in the event of a breach or a threatened breach by the Executive of any of the obligations under this Agreement, the Claridge will not have an adequate remedy at law. Accordingly, in the event of any breach or threatened breach by the Executive, the Claridge shall be entitled to such equitable and injunctive relief as may be available to restrain the Executive and any business, firm, partnership, individual, corporation or entity participating in the breach or threatened breach from the violation of the provisions of the Agreement. Nothing in this Agreement shall be construed as prohibiting the Claridge from pursuing any other remedies available at law or in equity for such breach or threatened breach, including the recovery of damages and the immediate termination of the employment of the Executive under this Agreement.

        11. NOTICES. All notices shall be in writing and shall be delivered by certified or registered mail, return receipt requested, to the parties as follows:

            If to the Claridge :         c/o Claridge Casino Hotel
                                         Indiana Avenue and The Boardwalk
                                         Atlantic City, New Jersey  08401
                                         Attn: Chair of Human Resources
                                               And Compensation Committee

            If to the Executive:         Frank A. Bellis, Jr.
                                         10 Hanover Court
                                         Jacobstown, New Jersey  08562

        Either party may change the address to which notices are to be transmitted by notice given according to this paragraph.

        12. MISCELLANEOUS. (a) The Executive represents to the Claridge that there are no restrictions or agreements to which the Executive is a party which would be violated by execution of this Agreement and subsequent employment .

        (b) This Agreement and all questions relating to its validity, interpretation, performance and enforcement shall be governed by and construed in accordance with the laws of the State of New Jersey.

        (c) No amendment or waiver or any provision of this Agreement shall be effective unless in writing signed by both parties.

        (d) If any provision of this Agreement is held to be invalid or unenforceable, that provision shall be deemed limited or modified to the extent necessary to make it valid and enforceable, and in no event shall this Agreement or any of the provisions of this Agreement be rendered void or unenforceable.

        (e) The headings of the paragraphs of this Agreement are for convenience of reference only and shall not be given any effect in the construction or enforcement of this Agreement.

        (f) No waiver by the Claridge of any breach by the Executive of any provision or condition of this Agreement by the Executive to be performed shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

        (g) This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Claridge, but no interest in this Agreement shall be transferable in any manner by the Executive.

        13. ENTIRE AGREEMENT. This Agreement contains the entire Agreement of the parties. It may not be changed orally but only by an Agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge in sought.

        IN WITNESS WHEREOF, this Agreement has been executed by the Claridge's duly authorized officer. The Executive has also executed this Agreement.

WITNESS:                                   EXECUTIVE


/s/ Kathryn Loftus                         BY: /s/ Frank A. Bellis, Jr.
-------------------                        ----------------------------
                                           FRANK A. BELLIS, JR.

ATTEST:                                    THE CLARIDGE AT PARK
                                           PLACE, INCORPORATED

/s/ Frank Bellis                           BY: /s/ James M. Montgomery
-----------------                         -----------------------------
                                          JAMES M. MONTGOMERY
                                          CHAIR OF HUMAN RESOURCES
                                          AND COMPENSATION
                                          COMMITTEE

                                 EXHIBIT 10(bo)

                              EMPLOYMENT AGREEMENT


        THIS AGREEMENT is effective as of February 1, 1997 ("Effective Date") between The Claridge at Park Place, Incorporated, a New Jersey corporation having its principal place of business at Indiana Avenue and the Boardwalk, Atlantic City, New Jersey, 08401 ("Claridge"), and Glenn Lillie, an individual residing at 157 Federal Road, Absecon, New Jersey, 08201 ("Executive").

                               W I T N E S S E T H

        WHEREAS, the Claridge desires to employ the Executive and the Executive has agreed to accept employment, on the terms and conditions provided in this Agreement.

        NOW, THEREFORE, in consideration of the mutual covenants and promises set forth in this Agreement, the parties agree as follows:

                  1. EMPLOYMENT. The Claridge hereby employs the Executive as its Vice President of Marketing Communications. In this capacity, the Executive shall perform such executive duties as are typical for this position including but not limited to, those duties outlined in the Claridge's internal controls, and such additional duties as may be specified from time to time by the Board of Directors. In addition, the Executive may be asked to serve as a member of the Claridge's Board of Directors without additional compensation for these services.

                  2. TERM. The term of this Agreement shall commence on the Effective Date and terminate on January 31, 1999 ("Initial Term") subject to paragraphs 5 or 7. Thereafter, the Board may review and extend the Agreement for consecutive one (1) year renewal terms upon specific action by the Board.

                  3. COMPENSATION. (a) The Claridge shall pay the Executive a base annual salary of ONE HUNDRED TWENTY THOUSAND DOLLARS ($120,000), payable in weekly installments consistent with the Claridge's regular payroll practice. The Board of Directors may, from time to time, in their sole discretion, increase the base annual salary.

                  (b) Until termination of the Agreement, the Executive shall continue to receive full compensation and be entitled to all the benefits of this Agreement. Upon termination, the Executive shall not be entitled to receive any compensation or benefits except as set forth in this Agreement or as otherwise agreed in writing between the parties.

                  (c) The Executive shall be entitled to vacation time consistent with the Claridge's vacation plan, and shall also be entitled to participate in any bonus plan, incentive compensation plan, qualified pension plan, qualified profit-sharing plan, medical and/or dental reimbursement plan, group term life insurance plan, as well as any other employee benefit plan that may be established by the Claridge or its operating subsidiaries. The participation in any of these plans shall be consistent with the terms of such plans, and be available only upon the Claridge or its operating subsidiaries having or establishing such a plan.

                  4. CASINO CONTROL COMMISSION. The Executive represents that he possesses a casino key employee license required by the New Jersey Casino Control Commission. The Executive will maintain this license in good standing during his employment with the Claridge. The Claridge will pay all attorneys' fees and other costs that the Executive may incur: (a) in connection with any investigation or proceeding against the Executive; or, (b) in which the Executive may be involved (other than with respect to any act defined as "cause" for termination as noted in 5(a)(ii); or, (c) relating to any criminal charges filed against the Executive, by the Division of Gaming Enforcement of the New Jersey Attorney General's Office or by the New Jersey Casino Control Commission.

                  5. TERMINATION. (a) Notwithstanding anything to the contrary in this Agreement, the Executive's employment may be terminated upon the occurrence of any of the following events:

                  (i) Upon revocation, suspension, or termination of the Executive's casino key employee license or failure to comply, within a reasonable time, with any conditions imposed upon the Executive's casino key employee license;

                  (ii) Upon an act committed by the Executive
                       constituting "cause", defined as a breach of any of the provisions of this Agreement; the indictment and/or conviction of any criminal offense; the deliberate refusal by the Executive (except by reason of disability) to perform the duties under the terms of this Agreement ; or if the Executive:

                       (1) Files a petition in bankruptcy court or is
                           adjudicated a bankrupt;

                       (2) Institutes or permits to be instituted any procedure
                           in bankruptcy court for reorganization or rearrangement of the Executive's financial affairs;

                       (3) Appoints a receiver of the Executive's assets or
                           property due to insolvency; or

                       (4) Makes a general assignment for the benefit of
                           creditors;

                 (iii) Upon the death or permanent disability of the Executive;

                 (iv) Upon written notice by the Claridge terminating the Executive's employment without cause;

                 (v)   Upon the voluntary resignation by the Executive;

                 (vi) In the event at the time of hire the Executive is a non-New Jersey resident and the Executive fails to establish residency in New Jersey within six (6) months after a Board Resolution directing the Executive to do so. Provided that no such resolution shall be adopted so long as: (i) a sale of the Claridge is an option being considered by the Board of Directors; or, (ii) the Claridge's audited financial statements are expected to contain a "going concern" qualification in the Independent Auditor's Report.

                  (b) If the Executive's employment should be terminated under: subparagraphs 5(a)(iv) (termination without cause) above; 5(f) (diminished responsibilities) below; paragraph 7 (sale of the Claridge); or, if the Claridge elects not to renew this Agreement pursuant to paragraph 2 above, then the Claridge shall make a lump sum payment to the Executive equal to one hundred percent (100%) of the Executive's base annual salary then in effect. Upon making of such payment, the Claridge shall have no further liability or obligation to the Executive under this Agreement.

                  (c) If the Executive's employment should be terminated under subparagraph 5(a)(v) (voluntary resignation) above, and the Executive gives notice of the intent to resign at least twelve (12) weeks prior to terminating employment, then the Claridge shall continue to pay the Executive weekly compensation for a period of twelve (12) weeks after the resignation date. Upon expiration of this additional twelve (12) week period, the Claridge shall have no further liability or obligation to the Executive under this Agreement. If notice of the intent to resign to the Claridge is given less than twelve weeks before the resignation date, the Claridge shall have no obligation to pay the Executive beyond the resignation date.

                  (d) Upon termination of this Agreement under subparagraph 5(a)(iv) (termination without cause), if the Claridge has an existing stock option plan, the Executive shall receive stock options in the Claridge, if any, in an amount equal to those that could be exercised within one (1) year from the date of termination. Provided, however, that such stock options must be exercised by the Executive within 90 days after termination, or the options shall expire.

                  (e) If the Executive's employment should be terminated under subparagraphs 5(a)(i) (revocation, suspension or termination of casino key employee license), (a)(ii) (bankruptcy) or (a)(iii) (death or permanent disability) above, the Claridge shall have no further liability or obligation to continue salary payments to the Executive, or the Executive's estate (as the case may be), after the date the Executive is no longer employed by the Claridge.

                  (f) If the Executive's title, responsibilities, duties or status within the Claridge should materially diminish, the Executive may resign and terminate this Agreement. In this case, the Executive shall be entitled to a lump sum payment consistent with subparagraph 5(b). Such a resignation will not be considered a "voluntary resignation" under subparagraph 5(a)(v).

                  6. NON-COMPETITION AND NON-DISCLOSURE. (a) During the term of this Agreement, the Executive shall not, without the written consent of the Claridge, alone or with others, directly or indirectly, participate, engage or become interested in (as owner, stockholder, partner, lender or other investor, director, officer, employee, consultant, or otherwise) any business activity that is in competition with the Claridge's business as then constituted .

                  (b) Nothing in this Agreement shall prohibit the Executive from acquiring or owning, without disclosure to the Company, less than one (1%) percent of the outstanding securities of any class of any corporation listed on a national securities exchange or traded in the over-the-counter market.

                  (c) During and after the term of this Agreement, the Executive agrees that all information which may have been obtained during the course of employment will be kept strictly confidential with respect to the business practices, finances, developments, customer's affairs, and trade secrets of the Claridge not generally known to the public. The Executive will not disclose such information to any other person, firm or corporation, except solely in the course of business on behalf of the Claridge pursuant to this Agreement. The Executive further agrees that upon the termination of employment (irrespective of the time, manner or cause of termination), all lists, books, written records and data of every kind relating to or in connection with the Claridge's customers and business will be delivered and returned to the Claridge.

                  (d) (i) Subject to the provisions of the subparagraph 6(d)(ii)(change of control) below, if this Agreement is terminated pursuant to subparagraph 5(a)(v) (voluntary resignation) above, the Executive agrees that for a period of one (1) year therefter the Executive shall not compete with Claridge, or engage in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent, or consultant.

                     (ii) In the event the Claridge, its shareholders, or persons having voting control enter into an agreement to sell, acquire, merge or consolidate the assets or stock of the Claridge with the anticipated result that a change of control of the Claridge or the Claridge's business as presently constituted would occur upon the closing of such agreement, the Executive may terminate this Agreement pursuant to subparagraph 5(a)(v) (voluntary resignation) above. In these circumstances, the Executive shall not be precluded from immediately competing with the Claridge, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant. In addition, the Executive shall be entitled to the benefits provided for in subparagraph 5(c) (voluntary resignation) above provided proper notice of the intent to resign is given to the Claridge.

                  (e) From the date of termination of this Agreement and for a period of one (1) year thereafter, the Executive shall not, alone or with others, directly or indirectly:

                      (i) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment or other services of any employee or consultant of the Claridge or its subsidiaries as well as independent companies affiliated or associated with the Claridge; or

                     (ii) solicit for the Executive's benefit or the benefit of any person or organization other than the Claridge, the employment of any employee of any customer of the Claridge.

                  (f) As additional consideration for the agreement contained in subparagraphs 6(d) (non-compete) and (e) (no solicitation), the Executive shall be entitled to a lump sum payment equal to twenty-five percent (25%) of the sum of the Executive's then base annual salary. The Executive shall make a request to receive this lump sum within ten (10) days following termination of employment by giving notice to the Claridge consistent with paragraph 11. Within ten (10) days following receipt of this notice, the Claridge shall send the Executive either: (i) the lump sum payment described in this subparagraph
(f); or (ii) a notice that the Claridge has waived the Executive's obligations under subparagraph 6(d) (non-compete) and (e) (no solicitation), in which event the Executive shall be released from the obligations under these subparagraphs. In this case, the Claridge shall be released from its obligation to pay the Executive any additional consideration under this subparagraph (f). All payments made pursuant to this subparagraph (f) shall be in addition to, and not in lieu of, any payments to which the Executive may be entitled under paragraph 5 (termination provisions).

                  7. SALE OF THE CLARIDGE. The Claridge shall make its best efforts to have any successor corporation or business entity assume the obligations under this Agreement. If this Agreement is not assumed by a successor corporation or business entity, the obligations of the Claridge to the Executive hereunder shall continue in full force and effect, subject to the right of the Claridge, in its sole discretion, to terminate the Executive pursuant to paragraph 5 (termination provisions). If during the term of this
Agreement: (a) the Claridge, its shareholders, or persons having voting control sell stock or assets or merge with another entity resulting in a change in control of the Claridge or the Claridge's business as presently constituted; or,
(b) if by any other transaction this Agreement is assigned to an entity not controlled by the Board of Directors of the Company as presently constituted, then the Executive, in the Executive's sole discretion may terminate this Agreement within six months after such a change of control or assignment occurs. In this event the Executive will be entitled to receive the severance benefits provided for in subparagraph 5(b) (lump sum payment provisions) of this Agreement and shall not be precluded from immediately competing with the Claridge or any assignee of this Agreement, or engaging in the casino business in Atlantic City, New Jersey, as an officer, director, stockholder, employee, representative, agent or consultant.

                  8. PARTICIPATION. The Executive shall devote all of his working time, attention and best efforts to the business of the Claridge. During the term of this Agreement the Executive shall not be engaged directly or indirectly in any other business activity whether or not such business activity is pursued for gain, profit or other monetary advantage. However, this shall not be construed to prevent the Executive from investing assets in such a form and manner which will not require any services on the part of the Executive in the operation of the companies in which such investments are made. Neither shall the Executive be precluded from involvement in any civic or charitable organizations.

                  9. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement or breach thereof, shall be settled by arbitration in New Jersey pursuant to New Jersey law in accordance with the rules of the American Arbitration Association. Any judgment upon an award rendered pursuant to arbitration may be entered in any court within the State of New Jersey having appropriate jurisdiction. In the event of conflict between the rules of the American Arbitration Association and any statute of the State of New Jersey, the parties agree to be bound by the laws of New Jersey.

                  10. INJUNCTIVE RELIEF. The parties acknowledge that in the event of a breach or a threatened breach by the Executive of any of the obligations under this Agreement, the Claridge will not have an adequate remedy at law. Accordingly, in the event of any breach or threatened breach by the Executive, the Claridge shall be entitled to such equitable and injunctive relief as may be available to restrain the Executive and any business, firm, partnership, individual, corporation or entity participating in the breach or threatened breach from the violation of the provisions of the Agreement. Nothing in this Agreement shall be construed as prohibiting the Claridge from pursuing any other remedies available at law or in equity for such breach or threatened breach, including the recovery of damages and the immediate termination of the employment of the Executive under this Agreement.

                  11. NOTICES. All notices shall be in writing and shall be delivered by certified or registered mail, return receipt requested, to the parties as follows:

        If to the Claridge :         c/o Claridge Casino Hotel
                                     Indiana Avenue and The Boardwalk
                                     Atlantic City, New Jersey  08401
                                     Attn: Chair of Human Resources
                                           And Compensation Committee

        If to the Executive:         Glenn Lillie
                                     157 Federal Road
                                     Absecon, New Jersey 08201

                  Either party may change the address to which notices are to be transmitted by notice given according to this paragraph.

                  12. MISCELLANEOUS. (a) The Executive represents to the Claridge that there are no restrictions or agreements to which the Executive is a party which would be violated by execution of this Agreement and subsequent employment .

                  (b) This Agreement and all questions relating to its validity, interpretation, performance and enforcement shall be governed by and construed in accordance with the laws of the State of New Jersey.

                  (c) No amendment or waiver or any provision of this Agreement shall be effective unless in writing signed by both parties.

                  (d) If any provision of this Agreement is held to be invalid or unenforceable, that provision shall be deemed limited or modified to the extent necessary to make it valid and enforceable, and in no event shall this Agreement or any of the provisions of this Agreement be rendered void or unenforceable.

                  (e) The headings of the paragraphs of this Agreement are for convenience of reference only and shall not be given any effect in the construction or enforcement of this Agreement.

                  (f) No waiver by the Claridge of any breach by the Executive of any provision or condition of this Agreement by the Executive to be performed shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or any prior or subsequent time.

                  (g) This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Claridge, but no interest in this Agreement shall be transferable in any manner by the Executive.

                  13. ENTIRE AGREEMENT. This Agreement contains the entire Agreement of the parties. It may not be changed orally but only by an Agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge in sought.

                  IN WITNESS WHEREOF, this Agreement has been executed by the Claridge's duly authorized officer. The Executive has also executed this Agreement.

WITNESS:                                 EXECUTIVE


/s/ Kathryn Loftus                       BY:/s/ Glenn Lillie
------------------                       --------------------
                                         GLENN LILLIE

ATTEST:                                  THE CLARIDGE AT PARK PLACE,
                                         INCORPORATED

/s/ Frank Bellis                         BY:/s/ James M. Montgomery
----------------                         --------------------------
                                         JAMES M. MONTGOMERY
                                         CHAIR OF HUMAN RESOURCES
                                         AND COMPENSATION
                                         COMMITTEE

                                 EXHIBIT 10(bp)

                    SPREADER AGREEMENT OF A CERTAIN MORTGAGE,
               ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT
              AND FINANCING STATEMENT RECORDED ON JANAURY 31, 1997
              IN THE OFFICE OF THE ATLANTIC COUNT CLERK, NEW JERSEY
                         IN REEL ______, AT PAGE ______

        This Spreader Agreement (the "Agreement") made as of the 28 day of January, 1997, by The Claridge at Park Place, Inc., a New Jersey corporation, whose address is Indiana Avenue and the Boardwalk, Atlantic City, New Jersey ("Mortgagor") in favor of IBJ Schroeder Bank & Trust Company, a New York banking corporation, as collateral trustee under certain Collateral Trust Agreement dated as of January 31, 1994 ("Mortgagee").


                              W I T N E S S E T H:

        Whereas, in connection with a certain $85,000,000 indenture (the "Indenture") dated as of January 31, 1994 among The Claridge Hotel and Casino Corporation, as Issuer, Mortgagor, as Guarantor, and IBJ Schroeder Bank & Trust Company, as Trustee, Atlantic City Boardwalk Associates, L.P., executed and delivered to Mortgagee a certain Mortgage, Assignment of Leases and Rents, Security Agreement, and Financing Statement dated as of January 31, 1994, recorded in the Office of the Clerk of Atlantic County, New Jersey on ____________ in Reel ______at Page ______(the "Mortgage"); and

        Whereas, pursuant to Section 4.23 of the Indenture, Mortgagor agreed that in the event that it acquired certain additional property, it would subject such additional property to the lien of the Mortgage; and

        Whereas, Mortgagor has acquired certain real property more particularly described on Exhibit A attached hereto, which is used as a parking facility for The Claridge Hotel and Casino; and

        Whereas, Mortgagee has agreed to allow the lien of the Mortgage to be spread to encumber its fee interest in the Premises.

        Now therefore, in consideration of the mutual convenants herein contained and of other valuable consideration each to the other in hand paid, receipt whereof is hereby acknowledged, Mortgagor hereby covenants and agrees as follows:

        1. From and after the date hereof, the Mortgage, and the liens created thereby, shall be and hereby are spread to cover the fee of the Premises (in addition to all other property covered by the Mortgage). The Mortgage, as spread hereby, shall continue to secure the indebtedness evidenced by those certain notes issued pursuant to the Indenture (the "Notes").

        2. Nothing contained herein shall in any manner (a) impair the security held for the indebtedness evidenced by the Notes, (b) alter, waive, annul, vary or affect any of the provisions, conditions or covenants contained in the Notes or the Mortgage, or (c) affect or impair any right, power, or remedy of Mortgagee under the Notes or the Mortgage, as spread hereby, it being the intent of the parties hereto that the terms and provisions of the Notes and the Mortgage shall continue in full force and effect and shall have the additional benefit of the Premises to which it is spread hereby.

        3. This Agreement may not be changed or terminated orally. The covenants contained herein shall run with the land and shall be binding on and inure to the benefit of the parties hereto, and their respective successors and assigns.

        In witness whereof, Mortgagor has executed this Spreader Agreement as of the date and year first written above.


                                       THE CLARIDGE AT PARK PLACE, INC.



                                       By: /s/ Frank A. Bellis, Jr.
                                       ---------------------------
                                       Frank A. Bellis, Jr.
                                       Senior Vice President/General Counsel

                                    Exhibit A

All that certain lot, tract or parcel of land and premises situate, lying and being in the City of Atlantic City, County of Atlantic and State of New Jersey, bounded and described as follows:

Tract #1

Beginning at the Southeasterly corner of Pacific and Ohio Avenues; thence

(1) Eastwardly along the Southerly line of Pacific Avenue 144 feet to the Westerly line of Park Place; thence

(2)     Southwardly along the Westerly line of Park Place 150 feet; thence

(3) Westwardly parallel with Pacific Avenue 144 feet to the Easterly line of Ohio Avenue; thence

(4) Northwardly along the Easterly line of Ohio Avenue 150 feet to the place of beginning.

In compliance with Chapter 157, Laws of 1977 premises herein known as Lot 6 in Block 31, on the Official Tax Map of the City of Atlantic City.

Tract #2

(1)      Southwardly along Park Place 50 feet; thence

(2) Westwardly parallel with Pacific Avenue 148 feet to the Easterly line of Ohio Avenue; thence

(3)     Northwardly along same 50 feet; thence

(4) Eastwardly parallel with Pacific Avenue 148 feet to the point and place of beginning.

In compliance with Chapter 157, Laws of 1977 premises herein known as Lot 7 in Block 31, on the Official Tax Map of the City of Atlantic City.

Now known as Lot 26 in Block 31 on the Official Tax Map of the City of Atlantic City.

                                 EXHIBIT 10(bq)

            SPREADER AGREEMENT AND MODIFICATION OF SPREADER AGREEMENT
             OF A CERTAIN MORTGAGE, ASSIGNMENT OF LEASES AND RENTS,
               SECURITY AGREEMENT AND FINANCING STATEMENT RECORDED
                    ON FEBRUARY 7, 1994 IN THE OFFICE OF THE
                      CLERK OF ATLANTIC COUNTY, NEW JERSEY
           IN MORTGAGE BOOK 5276, PAGE 311, AS SPREAD TO BLOCK NO. 31,
            LOTS 6 AND 7, PURSUANT OT SPREADER AGREEMENT DATED AS OF
                JANUARY 28, 1997, RECORDED IN THE OFFICE OF SUCH
                            CLERK ON JANUARY 31, 1997


        THIS SPREADER AGREEMENT AND MODIFICATION OF SPREADER AGREEMENT made as of the 18th day of February, 1997 of a certain Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated as of January 31, 1994, recorded on February 7, 1994 in the Office of the Atlantic County Clerk, New Jersey, in Mortgage Book 5276, Page 311, from THE CLARIDGE AT PARK PLACE, INC., a New Jersey corporation, whose address is Indiana Avenue and the Boardwalk, Atlantic City, New Jersey ("Mortgagor"), in favor of IBJ SCHROEDER BANK & TRUST COMPANY, a New York banking corporation, as collateral trustee under a certain Collateral Trust Agreement dated as of January 31, 1994 ("Mortgagee"), as spread to the Parking Facility (defined herein) by the Spreader (defined herein).

                                   WITNESSETH:

        WHEREAS, in connection with a certain $85,000,000 indenture (the "Indenture") dated as of January 31, 1994 among The Claridge Hotel and Casino Corporation, as Issuer, Mortgagor, as Guarantor and IBJ Schroeder Bank & Trust Company, as Trustee, Atlantic City Boardwalk Associates, L.P. ("ACBA"), executed and delivered to Mortgagee a certain Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated as of January 31, 1994, recorded on February 7, 1994, in the Office of the Clerk of Atlantic County, New Jersey in Mortgage Book 5276, at Page 311 (the "Mortgage"); and

        WHEREAS, pursuant to Section 4.23 of the Indenture, Mortgagor agreed that in the event that it acquired certain additional property, it would subject such additional property to the lien of the Mortgage; and

        WHEREAS, Mortgagor acquired certain real property known as Block No. 31, Lot numbers 6 and 7, Atlantic City, New Jersey which is used as a parking facility for The Claridge Hotel and Casino (the "Parking Facility"); and

        WHEREAS, pursuant to a Spreader Agreement dated as of January 28, 1997 and recorded January 31, 1997 in the Office of the Atlantic County Clerk, New Jersey (the "Spreader") the lien of the Mortgage was spread to encumber the fee interest in the Parking Facility; and

        WHEREAS, certain recording information relating to the Mortgage was incorrectly set forth in the Spreader and Mortgagor desires to correct such inaccuracies; and

        WHEREAS, Mortgagor also has acquired certain real property known as Block No. 33, Lot numbers 58 and 66, Atlantic City, New Jersey, more particularly described on Exhibit A attached hereto (the "Additional Property"); and

        WHEREAS, Mortgagor has agreed to allow the lien of the Mortgage to be spread to encumber its fee interest in the Additional Property; and

        WHEREAS, Mortgagor has agreed that with respect to the Parking Facility and the Additional Property, the Mortgagor would observe certain additional covenants as set forth more fully below.

        NOW THEREFORE, in consideration of the mutual covenants herein contained and of other valuable consideration the receipt whereof is hereby acknowledged, Mortgagor hereby covenants and agrees as follows:

        1. The Spreader is hereby modified effective as of January 28, 1997 to provide that the Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement referred to in the Spreader shall be deemed to refer to that certain Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from ACBA to Mortgagee dated January 31, 1994, recorded in the Office of the Clerk of Atlantic County, New Jersey, on February 7, 1994, in Mortgage Book 5276, Page 311, and each reference therein to such mortgage shall be deemed to refer to the Mortgage and, where so referenced, the appropriate date, recording date and recording information set forth herein shall be deemed inserted in the Spreader in place of the information therein.

        2. From and after the date hereof, the Mortgage, and the liens created thereby, shall be are hereby are spread to encumber the fee of the Additional Property (in addition to all other property covered by the Mortgage). The Mortgage as spread hereby, shall continue to secure the indebtedness evidenced by those certain notes pursuant to the Indenture (the "Notes").

        3. The provisions of the Mortgage, including the defined terms, the granting clauses, respresentations, warranties, covenants and conditions shall also apply to the Parking Facility and Additional Property, and to the Mortgagor described in this agreement with the same force and effect as if said Mortgagor had originally been a "Mortgagor" under the Mortgage and said Parking Facility and Additional Property had originally been described in Schedule A to the Mortgage, except that:

              (a) all references to the "Mortgagor" in the Mortgage with respect to the Wraparound Mortgage and the Operating Leases shall be deemed applicable only to Atlantic City Boardwalk Associates, L.P. and the Mortgaged Property (as defined in the Mortgage);

              (b) the provisions of Section 6.09 shall not be applicable to Mortgagor, as defined in this Agreement; and

              (c) the matters set forth in Schedule B to the Mortgage shall not be applicable to the Parking Facility and Additional Property, and Schedule B attached to this Agreement shall be applicable to the Parking Facility and Additional Property as indicated thereon.

        4. Nothing contained herein shall in any manner (a) impair the security held for the indebtedness evidenced by the Notes, (b) alter, waive, annul, vary or affect any of the provisions, conditions or covenants contained in the Notes or the Mortgage, or (c) affect or impair any right, power or remedy of Mortgagee under the Notes or the Mortgage, it being the intent of the parties hereto that the terms and provisions of the Notes and the Mortgage shall continue in full force and effect and shall have the additional benefit of the Parking Facility and Additional Property to which it is spread by the Spreader and by this Agreement.

        5. This Agreement may not be changed or terminated orally. The covenants contained herein shall run with the land and shall be binding on and inure to the benefit of the parties hereto, and their respective successors and assigns.

        IN WITNESS WHEREOF, Mortgagor has executed this Agreement as of the date and year first above written.




                  THE CLARIDGE AT PARK PLACE, INC.




                  By: /s/ Frank A. Bellis, Jr.
                  ----------------------------
                      NAME: Frank A. Bellis, Jr.
                      TITLE: Senior Vice President and
                              General Counsel

                                    EXHIBIT A

                       Description of Additional Property


The land and all the buildings and structures on the land in the City of Atlantic City, County of Atlantic and State of New Jersey, more particularly described as follows:

TRACT I:

        BEGINNING at a point in the Easterly line of Indiana Avenue 140 feet Southwardly of Atlantic Avenue; and extending thence

        1.        Eastwardly, parallel with Atlantic Avenue 109 feet; thence

        2.        Southwardly, parallel with Indiana Avenue 40 feet; thence

        3. Westwardly, parallel with Atlantic Avenue 109 feet to the Easterly line of Indiana Avenue; thence

        4.        Northwardly, along the same, 40 feet to the BEGINNING.


TRACT II:

        BEGINNING at a point in the Easterly line of Indiana Avenue 180 feet Southwardly from the Southerly line of Atlantic Avenue and also the corner of lot formerly owned by Daniel Lacy; and extending thence

        1. Southwardly, along Indiana Avenue 40 feet to a corner of now or late Naphey's lot; thence

        2. Eastwardly, along the line of said Naphey's lot and parallel with Atlantic Avenue 150 feet; thence

        3. Northwardly, parallel with Indiana Avenue 40 feet to a corner of lot now or formerly owned by Daniel Lacy; thence

        4. Westwardly, along the line of said lot, and parallel with Atlantic Avenue, 150 feet to the point and place of BEGINNING.

        Intended to be the same property conveyed by Robert Schiff, a divorced man, whose address is 1931 Boardwalk, Atlantic City, New Jersey, to The Claridge at Park Place, Inc. by Deed dated January 5, 1995, recorded in the Office of the Atlantic County Clerk on January 6, 1995 in Deed Book 5750, page 320.

                                   SCHEDULE B

                             Permitted Encumbrances


A. Parking Facility, Block number 31, Lot numbers 6 and 7, now known as Block 31, Lot 26

        1.        Real estate taxes, a lien not yet due and payable.

        2. Building restrictions as contained in Deed Book 75, page 629, Deed Book 76, page 608, as modified in Deed Book 954, page 393.

        3. Rights granted to the Atlantic City Electric Company in Deed Book 957, page 422, and Deed Book 1997, page 336.


B.      Additional Property, Block number 33, Lot numbers 58 and 66.

        1.        Real estate taxes, a lien not yet due and payable.

        2.        Building restrictions as contained in Deed Book 49, Page 195.

        3. Rights granted to the Atlantic City Electric Company in Deed Book 940, page 114.

        4. Subject to Contract for Sale between The Claridge at Park Place, Inc. And Thermal Energy Limited Partnership I dated September 20, 1995.

                                 EXHIBIT 10(br)

                          FIFTH AMENDMENT TO OPERATING
                     LEASE AGREEMENT AND FOURTH AMENDMENT TO
                       EXPANSION OPERATING LEASE AGREEMENT


                  THIS FIFTH AMENDMENT TO OPERATING LEASE AGREEMENT AND FOURTH AMENDMENT TO EXPANSION OPERATING LEASE AGREEMENT (this "Fifth Amendment & Fourth Expansion Amendment"), dated as of the ____ day of March, 1997, to (a) that certain OPERATING LEASE AGREEMENT, dated as of the 31st day of October, 1983, by and between ATLANTIC CITY BOARDWALK ASSOCIATES, L.P., a New Jersey limited partnership having a place of business at 2880 West Meade Avenue, Suite 201, Las Vegas, Nevada 89102 ("Lessor"), and THE CLARIDGE AT PARK PLACE, INCORPORATED, a New Jersey corporation having its principal place of business at The Claridge Hotel and Casino, Indiana Avenue and the Boardwalk, Atlantic City, New Jersey 08401 ("Lessee"), a Memorandum of which was recorded in the Atlantic County Clerk's office on October 31, 1983, in Book 3850 Page 204 (the "Operating Lease") and (b) that certain EXPANSION OPERATING LEASE AGREEMENT, dated as of the 17th day of March, 1986 by and between Lessor and Lessee, a Memorandum of which was recorded in the Atlantic County Clerk's office on March 18, 1986 in Book 4215 Page 128 (the "Expansion Operating Lease").

                              W I T N E S S E T H:


                  WHEREAS, pursuant to the Operating Lease and the Expansion Operating Lease, Lessor is leasing to Lessee certain land and air rights more particularly described in Exhibits "A" and "B" respectively, annexed hereto and made a part hereof, and the buildings and improvements located thereon, situate, lying and being in the County and City of Atlantic, State of New Jersey, all as more particularly defined in the Operating Lease and the Expansion Operating Lease; and
                  WHEREAS, pursuant to that certain Amendment to Operating
Lease Agreement and the

Expansion Operating Lease Agreement dated June 15, 1989, between Lessor and Lessee (the "First Amendment"), Lessor and Lessee amended certain terms and provisions of the Operating Lease and Expansion Operating Lease; and
                  WHEREAS, pursuant to that certain Second Amendment to Operating Lease Agreement and Expansion Operating Lease Agreement dated March 27, 1990 between Lessor and Lessee (the "Second Amendment"), Lessor and Lessee further amended certain terms and provisions of the Operating Lease and the Expansion Operating Lease; and
                  WHEREAS, pursuant to that certain Third Amendment to Operating Lease Agreement and Expansion Operating Lease Agreement dated as of August 1, 1991, between Lessor and Lessee (the "Third Amendment"), Lessor and Lessee further amended certain terms and provisions of the Operating Lease and the Expansion Operating Lease; and
                  WHEREAS, pursuant to that certain Fourth Amendment to Operating Lease Agreement dated as of January 31, 1994, between Lessor and Lessee (the "Fourth Amendment"), Lessor and Lessee further amended certain terms and provisions of the Operating Lease; and
                  WHEREAS, the parties now desire to further modify certain terms and provisions of the Operating Lease and the Expansion Operating Lease, as same have been amended by the First Amendment, Second Amendment, Third Amendment, and Fourth Amendment.
                  NOW THEREFORE, in consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:
                  1. (a) The following language appearing in Paragraph 1(b) of the Third Amendment is hereby deleted in its entirety (but without thereby limiting the effect of such language to set forth the agreement of the parties from January 1, 1991 to the date hereof):
                                    "For the period commencing on January 1,
                           1991 and ending on December 31, 1991, and for each calendar year thereafter through and including the calendar year ending on December 31, 1998, Basic Rent payable during each such calendar year shall be abated in amounts to be determined by Lessee (the "Abatement") in its reasonable discretion, provided the Abatement applicable during any calendar year complies with the following three
                           (3) criteria:
                                  (i) the Abatement shall not exceed $10,000,000
                           in any one calendar year;
                                 (ii) the aggregate Abatement shall not exceed
                           $38,820,000 for the period commencing on January 1, 1991 and ending on December 31, 1998; and
                                (iii) Lessor shall have the right to limit the
                           Abatement allocated to any particular calendar year, to the extent required to cover the payments described in subsections (1) and (2) of the last paragraph of Section 1 of the First Amendment.
                                       Basic Rent may be abated during the year
                           1999 and thereafter in amounts to be determined by the Lessor."
                           (b) The following language is hereby inserted in place of the language deleted pursuant to subparagraph (a) above:
                                    "(i) The Basic Rent payable on March 1,
                            1997 shall be reduced to an amount so that the total amount of Basic Rent payable on March 1, 1997 shall be $1,927,607;
                                    (ii) The foregoing reduction in Basic Rent
                           consist of $867,953 of rent abatement and $1,300,000 of Deferred Rent (as that term is defined in the Third Amendment);
                                   (iii) The $1,300,000 of Deferred Rent
                           referred to in clause (ii) above shall be paid by the Lessee to the Lessor under the circumstances set forth in the Third
                           Amendment and as follows: $25,000 shall be payable each month after March of 1997 for the remainder of 1997, $50,000 shall be payable monthly for the year 1998 and thereafter until the foregoing rent deferral is paid in full, provided, however, that in the event the Lessee is awarded a judgment or receives a settlement in connection with the Lessee's claim against the general contractor or any other parties arising out of the self-parking garage accident, an amount of proceeds from any such award or settlement not to exceed the outstanding balance of the Deferred Rent under clause (ii) above shall be paid to the Lessor
                                    (iv) For the period commencing on April 1,
                           1997 and ending on December 31, 1997, and for each calendar year thereafter through and including the calendar year ending on December 31, 2003, Basic Rent payable during each such calendar year shall be abated in amounts to be determined by Lessee (the "Abatement") in its reasonable discretion, provided that: (A) Lessor shall have the right to limit the Abatement allocated to any particular calendar year or to require the Lessee to pay Additional Rent, to the extent required to cover the payments described in subsections (1) and (2) of the last paragraph of
                           Section 1 of the First Amendment (which includes all payment due under the Expandable Wraparound Mortgage Loan Agreement dated October 31, 1983, as amended); and (B) the Abatement, determined without reference to this clause (B), shall be reduced by $83,333 for each month of the period commencing on January 1, 1999 and ending on December 31, 2000; $125,000 for each month of the calendar year 2001 and; $166,667 for each month of each calendar year thereafter through and including the calendar year ending on December 31, 2003.

                                      Basic Rent may be abated during the year
                           2004 and thereafter in amounts to be determined by the Lessor."
                  2. Article 16 of the Operating Lease and the Expansion Operating Lease are hereby amended as follows:
                           a. Section 16.1 of the Operating Lease and Expansion Operating Lease are hereby amended to add the following to the end of that Section:
                           "Lessor and Lessee agree that for the purposes of the September 30, 1998 Option Date, if Lessee exercises its purchase option, Lessor shall sell to Lessee Lessor's Interest in the Property for the Fair Market Value of the Property (as set forth above in this Section 16.1), but in no event less than an amount equal to the sum of: (x) the amount outstanding at the Option Date in respect of that certain Expandable Wraparound Mortgage Loan Agreement dated as of October 31, 1983, as amended from time to time, between the Lessor and Lessee;
                           (y) $2,500,000 and (3) any amount still outstanding in respect of the $1,300,000 of Deferred Rent set forth in clause 1(b)(ii) above. The costs of any appraisal requested by the Lessor to assist it in negotiating Fair Market Value prior to institution of formal appraisal proceedings shall be borne by the Lessee.
                           b. Section 16.4 of the Operating Lease and Expansion Operating Lease are hereby amended so that after all references therein to "relevant Option Date", the following is added:
                           "or if the option is exercised on September 30, 2003, on January 1, 2004,"
                  3. This Fifth Amendment & Fourth Expansion Amendment is subject to prior approval by the New Jersey Casino Control Commission (the "Commission") and shall not become effective until approval by the Commission has been granted. Lessee shall use its best efforts to obtain such consent as promptly as practical.
                  4. All of the obligations, terms and conditions set forth in the Operating Lease and the Expansion Operating Lease, as same have been amended by the First Amendment, the Second Amendment, the Third

Amendment, and the Fourth Amendment, shall remain unchanged and in full force and effect, except as specifically modified herein.
                  5. This Fifth Amendment & Fourth Expansion Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Fifth Amendment & Fourth Expansion Amendment the day and year first above written.

                                       LESSOR:

Signed, Sealed and Delivered           ATLANTIC CITY BOARDWALK
the Presence of or Attested by:          ASSOCIATES, L.P.


/b/ Barbara A, Constantine             By: /s/ Anthony C. Atchley
--------------------------             --------------------------
Name:                                     Name: Anthony C. Atchley
                                          Title: General Partner


                                       LESSEE:

Signed, Sealed and Delivered           THE CLARIDGE AT PARK PLACE,
in the Presence of or Attested           INCORPORATED
by:


/s/ Kathryn Loftus                     By: /s/ Robert M. Renneisen
--------------------------             --------------------------
Name:                                     Name: Robert M. Renneisen
                                          Title: Vice Chairman/Chief Executive
                                                            Officer

STATE OF NEVADA                     )
                                    : ss.:
COUNTY OF CLARK                     )


                  BE IT REMEMBERED, that on this 20th day of March, 1997, before me, the subscriber, a Notary Public of the State of Nevada, personally appeared Anthony C. Atchley of ATLANTIC CITY BOARDWALK ASSOCIATES, L.P., a limited partnership, who, I am satisfied, is the person who has signed the within instrument; and having first made known to me the contents thereof, he thereupon acknowledged that he signed and delivered the said instrument as his voluntary act and deed and as the voluntary act and deed of ATLANTIC CITY BOARDWALK ASSOCIATES, L.P., a limited partnership.


                                               /s/ Barbara A. Constantine
                                               --------------------------
                                               Notary Public



My Commission Expires:
January 7, 2000


STATE OF NEW JERSEY)
                                    : ss.:
COUNTY OF ATLANTIC )


                  BE IT REMEMBERED, that on this 26 day of March, 1997, before me, the subscriber, a Notary Public of the State of New Jersey, personally appeared Robert M. Renneisen of THE CLARIDGE AT PARK PLACE, INCORPORATED, a New Jersey corporation, and he thereupon acknowledged that he signed the foregoing instrument as officer, that the seal affixed to said instrument is the corporate seal of said corporation, and that said instrument is the voluntary act and deed of said corporation, made by virtue of authority from its Board of Directors, and as the voluntary act and deed of THE CLARIDGE AT PARK PLACE, INCORPORATED, a corporation.


                                                 /s/ Kathryn Loftus
                                                 ------------------
                                                 Notary Public



My Commission Expires:
October 25, 1998

                                 EXHIBIT 10(bs)


                             RESTRUCTURING AGREEMENT


        This RESTRUCTURING AGREEMENT is entered into this _____ day of March, 1997 by and among THE CLARIDGE HOTEL AND CASINO CORPORATION, a New York corporation (the "Corporation"), THE CLARIDGE AT PARK PLACE, INCORPORATED, a New Jersey corporation ("CPPI"), and ATLANTIC CITY BOARDWALK ASSOCIATES, L.P., a New Jersey limited partnership ("ACBA").

        WHEREAS, CPPI and ACBA have entered into an Operating Lease, dated October 31, 1983, which has been amended on various occasions prior to the date hereof (the Operating Lease, as so amended, is hereinafter referred to as the "Operating Lease"); and

        WHEREAS, CPPI and ACBA have entered into an Expansion Operating Lease, dated March 17, 1986, which has been amended on various occasions prior to the date hereof (the Expansion Operating Lease, as so amended, is hereinafter referred to as the "Expansion Operating Lease"); and

        WHEREAS, ACBA and CPPI have entered into an Expandable Wraparound Mortgage Agreement, dated October 31, 1983, and amended as of March 17, 1986 (the "First Amendment") and as of June 15, 1989 (the "Second Amendment") (the Wraparound Mortgage Agreement, as so amended, is hereinafter referred to as the "Wraparound Mortgage Agreement"), which contemplated the execution and delivery by ACBA to CPPI of a Wraparound Mortgage Note, dated October 31, 1983, which has been amended on several occasions prior to the date hereof (such Wraparound Mortgage Note, as so amended, is hereinafter referred to as the "Wraparound Mortgage Note") and a Wraparound Mortgage, dated October 31, 1983, which has been amended on several occasions prior to the date hereof (such Wraparound Mortgage, as so amended, is hereinafter referred to as the "Wraparound Mortgage"); and

        WHEREAS, pursuant to an Indenture dated as of January 31, 1994 (the "Indenture"), between the Corporation, as Issuer, CPPI, as Guarantor, and IBJ Schroder Bank and Trust Company (the "Trustee"), the Corporation issued $85 million of 11 3/4% First Mortgage Notes due 2002 (the "First Mortgage Notes")

        WHEREAS, the Corporation and CPPI desire to amend certain relationships among themselves in order to provide a more stable financial situation for each of the parties.

        NOW, THEREFORE, the parties hereto, in consideration of the premises, the terms hereof and other valuable consideration, the receipt of which is hereby acknowledged, hereby agree as follows:

1.      Amendments

        If the conditions set forth in Section 4 of this Restructuring Agreement have been satisfied or waived by ACBA on or before the execution of this Restructuring Agreement (the "Closing Date"), on the Closing Date or as soon thereafter as is possible, the following agreements, instruments or documents shall be amended, modified, extinguished or delivered as follows:

        (a) Operating Lease. CPPI and ACBA shall enter into an amendment to the Operating Lease in the form attached hereto as Exhibit A;

        (b) Exercise of Option to Extend. CPPI shall deliver to ACBA a notice, in the form of Exhibit B hereto, notifying ACBA of CPPI's election to exercise the option under Section 1.2 of the Operating Lease to extend the term thereof.

2.      Agreement Regarding Wraparound Mortgage

        (a) If the Closing Date of this Restructuring Agreement occurs, CPPI will use its best efforts to cause a modification of the Expandable Wraparound Mortgage Agreement (the "Wraparound Modification") that is permitted by, or is in compliance with, the terms of the Indenture and the Related Documents (as defined in the Indenture);

        (b) The Wraparound Modification, if so permitted, shall provide for the following modifications:

                      (i) The definition of "Maturity Date" in Section 1 of the Expandable Wraparound Mortgage Loan Agreement will be amended by replacing "September 30, 2000" with "January 1, 2004".

                      (ii) Section 9 of the First Amendment will be amended as follows:

                             a. In Section 2.1(a)(i), the reference to "September 30, 2000" will be replaced with "January 1,
                       2004".

                      (iii) On or after September 30, 2003, ACBA will pay Basic Interest at 14%, payable in accordance with the terms the Wraparound Mortgage Agreement or will pay Basic Interest at a rate that does not change the yield-to-maturity under the Wraparound Mortgage Note.

         (c) Notwithstanding the foregoing, if the Closing Date of this Restructuring Agreement occurs, then at such time as the Notes are no longer outstanding, CPPI will effect the Wraparound Modification at such time.

         (d) In the event the Wraparound Modification does not occur by September 30, 2000, then:

                  (i) CPPI acknowledges that the Wraparound Mortgage Agreement prohibits CPPI from instituting a foreclosure thereunder so long as the Notes (as defined in the Indenture) are outstanding and covenants not to institute any such action so long as the Notes are outstanding and for such period thereafter as is necessary for the Wraparound Modification to be effected by CPPI and ACBA; and

                  (ii) for such time as CPPI is required to forebear from instituting a foreclosure action as set forth in 2(c)(i) above, ACBA will pay Basic Interest at 14%, payable in accordance with the terms of the Wraparound Mortgage Agreement or will pay Basic Interest at such other rate that does not change the yield-to-maturity under the Wraparound Note.

        (e) CPPI acknowledges that Section 2.11 of the Wraparound Mortgage Agreement shall apply to a failure by CPPI to pay, any amounts due under the Operating Lease and that such Section and Section 7.3 apply to a failure by CPPI to pay the $1,300,000 of Deferred Rent in accordance with the terms of Exhibit A.

        (f) All obligations, terms and conditions set forth in the Expandable Wraparound Mortgage Loan Agreement, as same has been amended by the First Amendment and the Second Amendment, remain unchanged in full force and effect, except as specifically modified herein.

        (g) The parties will execute, deliver or record such documents or instruments as may be necessary to implement the Wraparound Modification.

        (h) Neither ACBA nor its partners shall be personally liable to the Corporation or CPPI for (a) the non-payment of any principal of or interest on the Wraparound Mortgage Note, (b) the non-payment of any other amount owing to the Corporation or CPPI under this Restructuring Agreement, or (c) damages arising out of the failure to perform any obligation under this Restructuring Agreement, the Corporation and CPPI's recourse being expressly limited to the Collateral (as such term is defined in the Wraparound Mortgage Agreement); provided, however, that except as expressly set forth herein nothing contained in this Restructuring Agreement shall limit, restrict or impair the rights of the Corporation or CPPI to accelerate the maturity of the Wraparound Mortgage Note and all other Indebtedness (as such term is defined in the Wraparound Mortgage Agreement) upon the occurrence of an Event of Default (as such term is defined in the Wraparound Mortgage Agreement), to bring suit and obtain a judgment against ACBA or its general partners on the Wraparound Mortgage Note and such other Indebtedness (so long as ACBA or its partners shall not have any personal liability upon any such judgment except to the extent of its interest in the Collateral and the satisfaction thereof shall be limited to the Collateral) or to exercise all rights and remedies provided in this Restructuring Agreement, or otherwise to realize upon the Collateral. This paragraph shall not be deemed to be a waiver by the Corporation or CPPI of any claims in the nature of fraud or deceit arising under or in connection with this Restructuring Agreement.

3.      Agreement Regarding Rent Deferral

        CPPI will use the benefit of the $1,300,000 rent deferral, as described in Exhibit A hereto, to make the interest payment due under the Indenture on March 5, 1997 which, with such deferral, CPPI is able to make in full so as to cure any default under the Indenture


4.      Conditions

        The obligation of ACBA to take the actions contemplated by Section 1 of this Restructuring Agreement are subject to satisfaction, or waiver by ACBA in writing, of the following conditions on or before the Closing Date:

        (a) No person shall have commenced any foreclosure or other action or proceeding for the purpose of terminating the ownership interest of ACBA in its assets or any substantial portion thereof.

        (b) No person shall have commenced any bankruptcy or other insolvency proceeding against ACBA.

        (c) ACBA shall have received a copy of the opinion of counsel that the Corporation is required to deliver to the Trustee pursuant to Section 4.12(i) of the Indenture.

5.      Effective Date

        The Effective Date of this Restructuring Agreement is March 1, 1997.

6.      Entire Agreement; Amendment

        This Restructuring Agreement sets forth the entire agreement among the parties hereto as to the subject matter hereof and it may not be amended or modified in any respect except by an instrument in writing signed by all the parties hereto.

7.      Assignment

        No party to this Restructuring Agreement may assign its rights hereunder without the written consent of each of the other parties hereto.

8.      Acknowledgment

        ACBA acknowledges receipt of a true copy of this Restructuring
Agreement.


        IN WITNESS WHEREOF, the undersigned have entered into this Restructuring Agreement as of the date and year first above written.



                                    THE CLARIDGE HOTEL AND CASINO CORPORATION

                                    By: /s/ Robert M. Renneisen
                                    ----------------------------
                                    Name: Robert M. Renneisen
                                    Title: President/Chief Executive Officer


                                    THE CLARIDGE AT PARK PLACE, INCORPORATED

                                    By: /s/ Robert M. Renneisen
                                    ----------------------------
                                    Name: Robert M. Renneisen
                                    Title: Vice Chairman/Chief Executive Officer


                                    ATLANTIC CITY BOARDWALK ASSOCIATES, L.P.

                                    By: /s/ Anthony C. Atchley
                                    --------------------------
                                    Name: Anthony C. Atchley
                                    Title: General Partner

                                                                       Exhibit A

                          FIFTH AMENDMENT TO OPERATING
                     LEASE AGREEMENT AND FOURTH AMENDMENT TO
                       EXPANSION OPERATING LEASE AGREEMENT


                  THIS FIFTH AMENDMENT TO OPERATING LEASE AGREEMENT AND FOURTH AMENDMENT TO EXPANSION OPERATING LEASE AGREEMENT (this "Fifth Amendment & Fourth Expansion Amendment"), dated as of the ____ day of March, 1997, to (a) that certain OPERATING LEASE AGREEMENT, dated as of the 31st day of October, 1983, by and between ATLANTIC CITY BOARDWALK ASSOCIATES, L.P., a New Jersey limited partnership having a place of business at 2880 West Meade Avenue, Suite 201, Las Vegas, Nevada 89102 ("Lessor"), and THE CLARIDGE AT PARK PLACE, INCORPORATED, a New Jersey corporation having its principal place of business at The Claridge Hotel and Casino, Indiana Avenue and the Boardwalk, Atlantic City, New Jersey 08401 ("Lessee"), a Memorandum of which was recorded in the Atlantic County Clerk's office on October 31, 1983, in Book 3850 Page 204 (the "Operating Lease") and (b) that certain EXPANSION OPERATING LEASE AGREEMENT, dated as of the 17th day of March, 1986 by and between Lessor and Lessee, a Memorandum of which was recorded in the Atlantic County Clerk's office on March 18, 1986 in Book 4215 Page 128 (the "Expansion Operating Lease").

                              W I T N E S S E T H:


                  WHEREAS, pursuant to the Operating Lease and the Expansion Operating Lease, Lessor is leasing to Lessee certain land and air rights more particularly described in Exhibits "A" and "B" respectively, annexed hereto and made a part hereof, and the buildings and improvements located thereon, situate, lying and being in the County and City of Atlantic, State of New Jersey, all as more particularly defined in the Operating Lease and the Expansion Operating Lease; and
                  WHEREAS, pursuant to that certain Amendment to Operating
Lease Agreement and the Expansion Operating Lease Agreement dated June 15,
1989, between Lessor and Lessee (the "First Amendment"), Lessor and

Lessee amended certain terms and provisions of the Operating Lease and Expansion Operating Lease; and
                  WHEREAS, pursuant to that certain Second Amendment to Operating Lease Agreement and Expansion Operating Lease Agreement dated March 27, 1990 between Lessor and Lessee (the "Second Amendment"), Lessor and Lessee further amended certain terms and provisions of the Operating Lease and the Expansion Operating Lease; and
                  WHEREAS, pursuant to that certain Third Amendment to Operating Lease Agreement and Expansion Operating Lease Agreement dated as of August 1, 1991, between Lessor and Lessee (the "Third Amendment"), Lessor and Lessee further amended certain terms and provisions of the Operating Lease and theExpansion Operating Lease; and
                  WHEREAS, pursuant to that certain Fourth Amendment to Operating Lease Agreement dated as of January 31, 1994, between Lessor and Lessee (the "Fourth Amendment"), Lessor and Lessee further amended certain terms and provisions of the Operating Lease; and
                  WHEREAS, the parties now desire to further modify certain terms and provisions of the Operating Lease and the Expansion Operating Lease, as same have been amended by the First Amendment, Second Amendment, Third Amendment, and Fourth Amendment.
                  NOW THEREFORE, in consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:
                  1. (a) The following language appearing in Paragraph 1(b) of the Third Amendment is hereby deleted in its entirety (but without thereby limiting the effect of such language to set forth the agreement of the parties from January 1, 1991 to the date hereof):
                                 "For the period commencing on January 1,
                        1991 and ending on December 31, 1991, and for each calendar year thereafter through and including the calendar year ending on December 31, 1998, Basic Rent payable during each such calendar year shall be abated in amounts to be determined by Lessee (the "Abatement") in its reasonable discretion, provided the Abatement applicable during any calendar year complies with the following three (3) criteria:
                                 (i) the Abatement shall not exceed $10,000,000
                           in any one calendar year;
                                (ii) the aggregate Abatement shall not exceed
                           $38,820,000 for the period commencing on January 1, 1991 and ending on December 31, 1998; and
                               (iii) Lessor shall have the right to limit the
                           Abatement allocated to any particular calendar year, to the extent required to cover the payments described in subsections (1) and (2) of the last paragraph of Section 1 of the First Amendment.
                                             Basic Rent may be abated during
                           the year 1999 and thereafter in amounts to be determined by the Lessor."
                           (b) The following language is hereby inserted in place of the language deleted pursuant to subparagraph (a) above:
                                    "(i) The Basic Rent payable on March 1,
                           1997 shall be reduced to an amount so that the total amount of Basic Rent payable on March 1, 1997 shall be $1,927,607;
                                    (ii) The foregoing reduction in Basic Rent
                           consist of $867,953 of rent abatement and $1,300,000 of Deferred Rent (as that term is defined in the Third Amendment);
                                    (iii) The $1,300,000 of Deferred Rent
                           referred to in clause (ii) above shall be paid by the Lessee to the Lessor under the circumstances set forth in the Third Amendment and as follows: $25,000 shall be payable each month after March of 1997 for the remainder of 1997, $50,000 shall be payable monthly for the year 1998 and thereafter until the foregoing rent deferral is paid in full, provided, however, that in the event the Lessee is awarded a judgment or receives a settlement in connection with the Lessee's claim against the general contractor or any other parties arising out of the self-parking garage accident, an amount of proceeds from any such award or settlement not to exceed the outstanding balance of the Deferred Rent under clause (ii) above shall be paid to the Lessor
                                    (iv) For the period commencing on April 1,
                           1997 and ending on December 31, 1997, and for each calendar year thereafter through and including the calendar year ending on December 31, 2003, Basic Rent payable during each such calendar year shall be abated in amounts to be determined by Lessee (the "Abatement") in its reasonable discretion, provided that:
                           (A) Lessor shall have the right to limit the Abatement allocated to any particular calendar year or to require the Lessee to pay Additional Rent, to the extent required to cover the payments described in subsections (1) and (2) of the last paragraph of
                           Section 1 of the First Amendment (which includes all payment due under the Expandable Wraparound Mortgage Loan Agreement dated October 31, 1983, as amended); and (B) the Abatement, determined without reference to this clause
                           (B), shall be reduced by $83,333 for each month of the period commencing on January 1, 1999 and ending on December 31, 2000; $125,000 for each month of the calendar year 2001 and; $166,667 for each month of each calendar year thereafter through and including the calendar year ending on December 31, 2003.

                                       Basic Rent may be abated during the year
                           2004 and thereafter in amounts to be determined by the Lessor."
                  2. Article 16 of the Operating Lease and the Expansion Operating Lease are hereby amended as follows:
                           a.       Section 16.1 of the Operating Lease and
Expansion Operating Lease are hereby amended to add the following to the end of that Section:
        "Lessor and Lessee agree that for the purposes of the September 30, 1998 Option Date, if Lessee exercises its purchase option, Lessor shall sell to Lessee Lessor's Interest in the Property for the Fair Market Value of the Property (as set forth above in this Section 16.1), but in no event less than an amount equal to the sum of: (x) the amount outstanding at the Option Date in respect of that certain Expandable Wraparound Mortgage Loan Agreement dated as of October 31, 1983, as amended from time to time, between the Lessor and Lessee; (y)
        $2,500,000 and (3) any amount still outstanding in respect of the $1,300,000 of Deferred Rent set forth in clause 1(b)(ii) above. The costs of any appraisal requested by the Lessor to assist it in negotiating Fair Market Value prior to institution of formal appraisal proceedings shall be borne by the Lessee.
                           b.       Section 16.4 of the Operating Lease and
Expansion Operating Lease are hereby amended so that after all references therein to "relevant Option Date", the following is added:
        "or if the option is exercised on September 30, 2003, on January 1, 2004,"
                  3. This Fifth Amendment & Fourth Expansion Amendment is subject to prior approval by the New Jersey Casino Control Commission (the "Commission") and shall not become effective until approval by the Commission has been granted. Lessee shall use its best efforts to obtain such consent as promptly as practical.
                  4. All of the obligations, terms and conditions set forth in the Operating Lease and the Expansion Operating Lease, as same have been amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment, shall remain unchanged and in full force and effect, except as specifically modified herein.
                  5. This Fifth Amendment & Fourth Expansion Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.
                  IN WITNESS WHEREOF, the parties hereto have duly executed this Fifth Amendment & Fourth Expansion Amendment the day and year first above written.

                                       LESSOR:

Signed, Sealed and Delivered           ATLANTIC CITY BOARDWALK
the Presence of or Attested by:          ASSOCIATES, L.P.


/b/ Barbara A, Constantine             By:/s/ Anthony C. Atchley
--------------------------             -------------------------
Name:                                     Name: Anthony C. Atchley
                                          Title: General Partner


                                       LESSEE:

Signed, Sealed and Delivered           THE CLARIDGE AT PARK PLACE,
in the Presence of or Attested           INCORPORATED
by:


/s/ Kathryn Loftus                     By:/s/ Robert M. Renneisen
------------------                     --------------------------
Name:                                     Name: Robert M. Renneisen
                                          Title: Vice Chairman/Chief Executive
                                                         Officer

STATE OF NEVADA                     )
                                    : ss.:
COUNTY OF CLARK                     )


                  BE IT REMEMBERED, that on this 20th day of March, 1997, before me, the subscriber, a Notary Public of the State of Nevada, personally appeared Anthony C. Atchley of ATLANTIC CITY BOARDWALK ASSOCIATES, L.P., a limited partnership, who, I am satisfied, is the person who has signed the within instrument; and having first made known to me the contents thereof, he thereupon acknowledged that he signed and delivered the said instrument as his voluntary act and deed and as the voluntary act and deed of ATLANTIC CITY BOARDWALK ASSOCIATES, L.P., a limited partnership.


                                           /s/ Barbara A. Constantine
                                           --------------------------
                                           Notary Public



My Commission Expires:
January 7, 2000


STATE OF NEW JERSEY)
                                    : ss.:
COUNTY OF ATLANTIC )


                  BE IT REMEMBERED, that on this 26 day of March, 1997, before me, the subscriber, a Notary Public of the State of New Jersey, personally appeared Robert M. Renneisen of THE CLARIDGE AT PARK PLACE, INCORPORATED, a New Jersey corporation, and he thereupon acknowledged that he signed the foregoing instrument as officer, that the seal affixed to said instrument is the corporate seal of said corporation, and that said instrument is the voluntary act and deed of said corporation, made by virtue of authority from its Board of Directors, and as the voluntary act and deed of THE CLARIDGE AT PARK PLACE, INCORPORATED, a corporation.


                                           /s/ Kathryn Loftus
                                           ------------------
                                           Notary Public



My Commission Expires:
October 25, 1998

                                                                       Exhibit B


            [Letterhead of The Claridge At Park Place, Incorporated]










        March 26, 1997



Atlantic City Boardwalk Associates, L.P.
2880 West Meade Avenue, Suite 201
Las Vegas, Nevada 89102

Attention: General Partner

                  Re:      Notice of Option to Extend Operating Lease Agreement

Dear Sir/Madam:

                  The undersigned hereby notifies you that in accordance with
Section 1.2 of the Operating Lease Agreement (the "Lease"), dated October 31, 1983, by and between Atlantic City Boardwalk Associates, L.P. ("Lessor"), and The Claridge At Park Place, Incorporated ("Lessee"), the undersigned elects to exercise its Option to Extend the Lease for an Extended Term (as defined in the Lease) beginning on October 1, 1998.



        THE CLARIDGE AT PARK PLACE,
        INCORPORATED



        /s/ Robert M. Renneisen
        -----------------------
        By: Robert M. Renneisen
        Title: Vice Chairman/Chief Executive Officer

                                  EXHIBIT 12(b)


                    THE CLARIDGE HOTEL AND CASINO CORPORATION

                       RATIO OF EARNINGS TO FIXED CHARGES
                             (dollars in thousands)


                                              1996              1995             1994            1993              1992
                                              ----              ----             ----            ----              ----


(Loss) income before income
  taxes and extraordinary items                $(20,787)          (2,278)         (9,294)           8,554            10,123
Add:
  One-third of rent expense to
    Partnership deemed
    representative of interest                   12,854           12,546          12,073           11,527            11,553
  Interest expense                                9,350            9,516           9,956            4,173             4,240
  Amortization of capitalized
    interest                                         28              -0-             -0-              -0-               -0-
                                               --------           ------          ------           ------            ------

Income as adjusted                             $  1,445           19,784          12,735           24,254            25,916
                                               ========           ======          ======           ======            ======
Fixed charges:
  One-third of rent expense to
    Partnership deemed
     representative of interest                 $12,854           12,546          12,073           11,527            11,553
  Interest expense                                9,350            9,516           9,956            4,173             4,240
  Capitalized interest                            1,069            1,138             -0-              -0-               -0-
                                               --------           ------          ------           ------            ------

Fixed charges                                   $23,273           23,200          22,029           15,700            15,793
                                               ========           ======          ======           ======            ======

Ratio of earnings to fixed charges                  .06              .85             .58             1.54              1.64
                                               ========           ======          ======           ======            ======



Earnings in 1996, 1995, and 1994 were insufficient to cover fixed charges by $21,828,000, $3,416,000, and $9,294,000, respectively.