Form 10-Q
period 1997-03-31
CLARIDGE HOTEL & CASINO CORP
filed 1997-05-15
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended   March 31, 1997
                                                       --------------
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from___________to___________

                         Commission File Number 0-11268

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


                New York                                      22-2469172
     -------------------------------                     ---------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification Number)

     Indiana Avenue and the Boardwalk
        Atlantic City, New Jersey                                08401
 ---------------------------------------                       ---------
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (609) 340-3400

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [x]    No  [ ]

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                     Number of Shares Outstanding
                             May 14, 1997
                             ------------
Class A Stock                 5,006,342      (After deducting 56,158 shares of
                                              Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------


                               Index to Form 10-Q


                                                                                                          Page No.
                                                                                                          --------

PART I.                              FINANCIAL INFORMATION


               Item 1.               Financial Statements

                                     Introductory Notes to Consolidated
                                     Financial Statements                                                      3

                                     Consolidated Balance Sheets at
                                     March 31, 1997 and 1996 and
                                     December 31, 1996                                                         4

                                     Consolidated Statements of Operations
                                     for the three months ended March 31,
                                     1997 and 1996                                                             5

                                     Consolidated Statements of Cash Flows
                                     for the three months ended March 31,
                                     1997 and 1996                                                             6

                                     Notes to Consolidated Financial
                                     Statements                                                                7


               Item 2.               Management's Discussion and Analysis
                                     of Financial Condition and Results
                                     of Operations                                                            13


PART II.                             OTHER INFORMATION


               Item 6.               Exhibits and Reports on Form 8-K.                                        22

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------


                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at March 31, 1997 and 1996 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996. All adjustments made are of a normal recurring nature.

        Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

        The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                March 31,               December 31,             March 31,
                                                                  1997                     1996                   1996
                                                                ---------               ------------             ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                      $  8,472                  8,532                  25,215
  Receivables, net (including $18,609 and
    $15,943 at March 31, 1997 and 1996,
    respectively and $18,392 at December 31,
    1996, due from the Partnership)                                20,490                 19,744                  17,919
  Other current assets                                              3,087                  3,477                   2,847
                                                                 --------                -------                 -------
       Total current assets                                        32,049                 31,753                  45,981
                                                                 --------                -------                 -------

Property and equipment, net (note 4)                               34,463                 35,188                  30,491
Long-term receivables due from the
  Partnership (note 3)                                             88,148                 92,120                 101,015
Intangible assets and deferred charges                              2,434                  2,575                   2,813
Other assets                                                        2,795                  2,527                   2,120
                                                                 --------                -------                 -------
                                                                 $159,889                164,163                 182,420
                                                                 ========               ========                ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $   3,365                  2,997                   5,882
  Loan from the Partnership (note 5)                                3,600                  3,600                   3,600
  Other current liabilities (note 6)                               31,548                 32,430                  28,896
                                                                 --------                -------                 -------
                                                                   38,513                 39,027                  38,378
                                                                 --------                -------                 -------

Long-term debt (note 7)                                            85,000                 85,000                  85,000
Deferred rent due to the Partnership                               27,526                 28,010                  29,896
Deferred income taxes (note 9)                                      2,580                  2,581                   7,406
Other noncurrent liabilities (note 8)                              20,919                 19,379                  19,258

Stockholders' equity:
  Common stock                                                          5                      5                       5
  Additional paid in capital                                        5,048                  5,048                   5,048
  Accumulated deficit                                             (19,702)               (14,887)                 (2,571)
  Treasury stock, 56,158 Class A Shares at
    cost at March 31, 1997, and 16,436 Class A
    Shares at cost at December 31, 1996 and
    March 31, 1996, respectively                                      -0-                    -0-                     -0-
                                                                 --------              ---------               ---------
      Total stockholders' (deficiency) equity                     (14,649)                (9,834)                  2,482
                                                                 --------              ---------               ---------
                                                                 $159,889                164,163                 182,420
                                                                 ========              =========               =========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996
                      (in thousands except per share data)

                                                                                         1997                     1996
                                                                                         ----                     ----
Revenues:
        Casino                                                                          $ 39,885                 39,059
        Hotel                                                                              1,765                  1,751
        Food and beverage                                                                  4,617                  4,599
        Interest from the Partnership                                                      3,741                  4,101
        Interest, other                                                                       72                    316
        Other                                                                                586                    485
                                                                                        --------                 ------
                                                                                          50,666                 50,311
        Less promotional allowances (note 2)                                               4,460                  4,011
                                                                                        --------                 ------

             Net revenues                                                                 46,206                 46,300
                                                                                        --------                -------

Costs and expenses:
        Casino                                                                            23,297                 24,352
        Hotel                                                                                523                    707
        Food and beverage                                                                  2,249                  2,616
        Other                                                                                633                    688
        Rent expense to the Partnership                                                    9,767                  9,630
        Rent expense, other                                                                  363                    366
        General and administrative                                                         7,245                  6,894
        Gaming taxes                                                                       3,188                  3,121
        Reinvestment obligation expense                                                      161                    171
        Provision for uncollectible accounts                                                  54                     46
        Depreciation and amortization                                                        827                    699
        Interest expense                                                                   2,714                  2,134
                                                                                        --------                 ------

             Total costs and expenses                                                     51,021                 51,424
                                                                                        --------               --------


Loss before income taxes                                                                  (4,815)                (5,124)
Income tax benefit                                                                           -0-                 (2,051)
                                                                                        --------               --------
Net loss                                                                                $ (4,815)                (3,073)
                                                                                        ========               ========

Net loss per share (based on 5,006,342 and  5,046,064  weighted  average  shares outstanding for the three months ended March 31, 1997
  and 1996, respectively)                                                             $     (.96)                  (.61)
                                                                                      ==========             ==========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996
                                 (in thousands)

                                                                                           1997                   1996
                                                                                         -------                -------
Cash flows from operating activities:
     Net loss                                                                            $(4,815)                (3,073)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                                      827                    699
          Deferred rent to the Partnership                                                  (484)                  (851)
          Deferred interest receivable and
            discount from the Partnership                                                   (415)                  (361)
          Reinvestment obligation expenses                                                   161                    171
          Gain on disposal of assets                                                          (5)                   -0-
          Deferred income taxes                                                               (1)                   283
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                                              (421)                  (446)
             Other current assets                                                            390                    140
             Accounts payable                                                                368                  2,002
             Other current liabilities                                                      (882)                (4,044)
             Other noncurrent liabilities                                                  1,540                   (971)
                                                                                         -------                -------

Net cash flows used in operating activities                                               (3,737)                (6,451)
                                                                                         -------                -------

Cash flows from investment activities:
     Increase in intangible assets and deferred charges                                      -0-                    (13)
     Additions to property and equipment                                                     -0-                 (6,592)
     Increase in other assets                                                               (473)                  (364)
     Proceeds from disposal of assets                                                         88                    -0-
     Increase in long-term receivables                                                       (61)                  (570)
     Receipt of long-term receivables                                                      4,123                  3,458
                                                                                         -------                -------

Net cash flows provided by (used in) investment activities                                 3,677                 (4,081)
                                                                                         -------                -------

Decrease in cash and cash equivalents                                                        (60)               (10,532)

Cash and cash equivalents at beginning of period                                           8,532                 35,747
                                                                                         -------                -------

Cash and cash equivalents at end of period                                              $  8,472                 25,215
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

2.      Promotional Allowances
        ----------------------

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three months ended March 31, 1997 and 1996 has been allocated to casino operating expenses as follows (in thousands):

                                                                                          1997                   1996
                                                                                       ---------               --------

        Hotel                                                                           $  1,055                    785
        Food and beverage                                                                  2,942                  2,690
        Other (Entertainment)                                                                192                    217
                                                                                       ---------               --------
        Total costs allocated to
          casino operating expenses                                                     $  4,189                  3,692
                                                                                       =========               ========

3.    Long-Term Receivables
      ---------------------

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                                       March 31,       December 31,             March 31,
                                                                         1997              1996                   1996
                                                                         ----              ----                   ----
                                                                                       (in thousands)
        Expandable  Wraparound  Mortgage 14%,
          maturities  through September 30, 2000
          (net of $7,875,000  discount and
          $9,454,000 discount at March 31, 1997
          and 1996 respectively, and $8,291,000
          discount at December 31, 1996)                                $49,625             52,709               60,546
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                             20,000             20,000               20,000
        FF&E promissory notes, 14%                                       16,991             17,244               16,525
        Expansion/Construction promissory note, 14%                       1,532              2,167                3,944
                                                                       --------           --------            ---------

                                                                       $ 88,148             92,120              101,015
                                                                       ========           ========            =========

              Notes to Consolidated Financial Statements (cont'd.)

4.      Property and Equipment
        ----------------------

        Property and equipment consists of the following:

                                                                       March 31,         December 31,            March 31,
                                                                         1997               1996                  1996
                                                                         ----               ----                  ----
                                                                                       (in thousands)

        Gaming equipment                                               $ 18,622             19,153               19,508
        Land and land improvements                                        8,100              8,100                8,100
        Self-parking garage facility                                     20,100             20,100                  -0-
        Construction in progress                                            -0-                -0-               14,474
        Leasehold improvements                                              745                745                  745
        Capital lease asset                                                 613                613                  613
        Other equipment                                                     107                107                  -0-
                                                                       --------            -------              -------

                                                                         48,287             48,818               43,440
        Less accumulated depreciation and amortization                   13,824             13,630               12,949
                                                                       --------            -------              -------

        Net property and equipment                                     $ 34,463             35,188               30,491
                                                                       ========            =======              =======


        The self-parking garage facility and construction in progress represent the costs associated with the construction of New Claridge's self-parking garage, which initially opened on June 28, 1996. Interest costs related to the construction of the garage facility were capitalized, and are being amortized over the estimated useful life of the garage (39 years). Total interest capitalized as of the opening of the garage was $2,207,000; as of March 31, 1996 capitalized interest was $1,609,000.

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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of March 31, 1997 such interest, which is included in other current liabilities, amounted to $3,366,000.

              Notes to Consolidated Financial Statements (cont'd.)

6.      Other Current Liabilities
        -------------------------

        Other current liabilities consist of the following:

                                                                     March 31,          December 31,           March 31,
                                                                       1997                 1996                 1996
                                                                       ----                 ----                 ----
                                                                                     (in thousands)

        Deferred rent, current                                         $ 15,078             15,078               15,078
        Deferred rent, 03/01/97                                           1,300                -0-                  -0-
        Accrued payroll and related benefits                              6,410              6,187                8,003
        Accrued interest, First  Mortgage Notes                           1,665              4,161                1,665
        Accrued interest due to Partnership                               3,366              3,258                2,934
        Auto and general  liability reserves                              1,293              1,228                  952
        Other current liabilities                                         2,436              2,518                  264
                                                                       --------           --------             --------
                                                                       $ 31,548             32,430               28,896
                                                                       ========           ========             ========

        Deferred rent of $15,078,000 represents the maximum deferral allowed in accordance with the Operating Lease Agreement and Expansion Operating Lease Agreement, as amended in June 1989. The deferred rent will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place.

        The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and for additional monthly abatements of rent beginning April 1, 1997. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances).

7.      Long-Term Debt
        --------------

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any lien which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. A portion of the net proceeds of $82.2 million was used to repay in full the then outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage. In conjunction

              Notes to Consolidated Financial Statements (cont'd.)

7.      Long-Term Debt (cont'd.)
        --------------

        with the full satisfaction of the Loan Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated.

8.      Other Noncurrent Liabilities
        ----------------------------

        Other noncurrent liabilities consist of the following:

                                                                     March 31,          December 31,           March 31,
                                                                       1997                 1996                 1996
                                                                       ----                 ----                 ----
                                                                                     (in thousands)

        Contingent Payment                                             $ 19,000             19,000               19,000
        License agreement                                                 1,500                -0-                  -0-
        Other                                                               419                379                  258
                                                                       --------             ------               ------
                                                                       $ 20,919             19,379               19,258
                                                                       ========             ======               ======

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of March 31, 1997, accrued interest would have amounted to approximately $48.2 million.

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

              Notes to Consolidated Financial Statements (cont'd.)

8.      Other Noncurrent Liabilities (cont'd.)
        ----------------------------

        Given recent operating results, it is unlikely that the Corporation would be able to exercise this Contingent Payment option using available working capital, or absent a refinancing or sale transaction.

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

        On February 28, 1997, New Claridge entered into an agreement with Thermal Energy Limited Partnership I ("Atlantic Thermal"), pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate, and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million. This amount will be recognized as income over the term of the agreement, commencing April 1997.

9.      Income Taxes
        ------------

        The Corporation recorded an income tax benefit of $1,801,000, and a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the three months ended March 31, 1997.

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

              Notes to Consolidated Financial Statements (cont'd.)

10.     Claridge License Renewal
        ------------------------

        On September 22, 1995, New Claridge was issued a four-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1995.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1997
---------------------------------------------------------------

        The Corporation had a net loss of $4,815,000 for the three months ended March 31, 1997, compared to a net loss of $3,073,000 for the three months ended March 31, 1996.

        Total casino revenue, which is the difference between amounts wagered by and paid to casino patrons, was $39,885,000 for the first quarter of 1997, reflecting a 2.1% increase over casino revenue earned in the same period of 1996. Citywide casino revenues, as reported, for the first quarter of 1997 increased 6.0% over the first quarter of 1996. Casino revenues earned in the first quarter of 1996 were adversely affected by several winter storms, most notably the January blizzard, which blanketed the Northeastern United States with a record amount of snow. In addition, 1997 revenues reflect the effects of the citywide increase in casino capacity, primarily resulting from the opening of the Trump World's Fair casino in the second quarter of 1996.

        Claridge table games revenue for the three months ended March 31, 1997 was $10,089,000, reflecting a 2.2% increase over table games revenue for the same period of 1996. Table games drop (the amount of gaming chips purchased by patrons) during the first quarter of 1997 increased 6.1% over the first quarter of 1996. However, the "hold" percentage (the ratio of win to drop) declined to 15.7% in the first quarter of 1997, from 16.3% in the same period of 1996. Citywide table games drop and revenue, as reported for the first quarter of 1997, increased 11.0% and 5.7%, respectively, over the same period of 1996.

        Slot machine revenue earned by the Claridge during the first quarter of 1997 was $29,796,000, a 2.1% increase over slot machine revenue earned in the first quarter of 1996. Citywide slot machine revenue, as reported, increased 6.3% in the first quarter of 1997 over the same period of 1996. The average number of slot machines available citywide during the first quarter of 1997 increased 10.4% over the same period of 1996, resulting primarily from the opening of the Trump World's fair casino in the second quarter of 1996.

        Beginning in the latter part of 1995, competition for bus customers began to increase, in the form of increased coin incentives offered to these customers. Because of its lack of a self-parking garage at that time, and therefore its dependency on the bus market, New Claridge had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. In 1996, the competition for bus customers became even more intense, as the average cost of coin incentives issued to patrons arriving by bus to the Claridge during 1996 increased approximately 46% per person over the average cost of bus coin incentives issued per person in 1995. In the first quarter of 1997, the incentives offered to bus customers abated somewhat, as the average coin incentive issued to Claridge bus patrons decreased to approximately $18 per person, compared to approximately $20 per person in the first quarter of 1996. In total, during the first quarter of 1997, New Claridge issued $3,958,000 of coin incentives to approximately 224,000 bus patrons, compared to $4,617,000 of coin incentives issued to 231,000 bus passengers in the first quarter of 1996. In addition, New Claridge offers promotional incentives to its customers, in the form of coin to play slot machines and gaming chips to play table games, based on their levels of gaming activity. Promotional incentives issued through these direct marketing programs totalled $2,850,000 during the first quarter of 1997, compared to $2,882,000 in the first quarter of 1996.

        Hotel and food and beverage revenues for the first quarter of 1997 were $6,382,000, in line with hotel and food beverage revenues earned during the first quarter of 1996. Hotel occupancy during the first quarter of 1997 was 87.8%, with an average room rate of $45, comparable to the 90.3% occupancy and $43 average room rate during the first quarter of 1996. The total number of covers (meals served) decreased to 322,300 in the first three months of 1997 from 409,500 during the same period of 1996. This decrease was due to a decline in New Claridge's buffet business, as well as the conversion of New Claridge's "fast food" restaurant in late 1996 to a "fast food" Chinese restaurant, managed by an independent operator. The average price per cover for the first quarter of 1997 increased to $9.32, compared to the average price per cover of $7.20 in the first quarter of 1996. Promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, increased to $4,460,000 in the first quarter of 1997 from $4,011,000 in the first quarter of 1996, primarily due to the increased efforts to maintain casino revenue market share. As a result, hotel, food and beverage, and other revenues, net of promotional allowances, for the first quarter of 1997 were $2,508,000, a decrease from the first quarter of 1996 net revenues of $2,824,000.

        Total costs and expenses for the first quarter of 1997 of $51,021,000 were slightly lower than 1996 expenses of $51,424,000. Casino expenses of $23,297,000 were lower than casino expenses for the first quarter of 1996 primarily due to the decrease in coin incentives issued to bus patrons, as well as lower payroll costs as a result of staffing reductions initiated as part of New Claridge's cost containment efforts. Hotel and food and beverage expenses for the first quarter of 1997 were lower than last year due to an increase in the allocation of these costs to casino expenses for the cost of providing promotional allowances to casino patrons. General and administrative expenses for the first quarter of 1997 of $7,245,000 increased over the first quarter of 1996 due to increased professional and legal expenses incurred as a result of refinancing efforts; this increase was offset somewhat by decreased advertising expenditures during 1997, in addition to decreased payroll costs realized as a result of staffing reductions. Interest expense for the first three months of 1997 was higher than last year due to the capitalization of interest in 1996 during the construction of the self-parking garage facility.

        The Corporation recorded an income tax benefit of $1,801,000, offset by a corresponding increase in the valuation allowance, for the first quarter of 1997, compared to an income tax benefit of $2,051,000 recorded in the first quarter of 1996, as a result of the losses incurred in that period.

Results of Operations for the Three Months Ended March 31, 1996
---------------------------------------------------------------

        The Corporation had a net loss of $3,073,000 for the three months ended March 31, 1996, compared to a net loss of $1,691,000 for the same period of 1995.

        For the first quarter of 1996, casino revenue was $39,059,000, an increase of 1.2% over casino revenues earned in the first quarter of 1995 of $38,590,000. Casino revenues earned by all Atlantic City properties as reported for the three months ended March 31, 1996 increased 3.6% over the same period of 1995. Revenues during the first quarter of 1996 were adversely affected by severe winter weather.

        Claridge table games revenue for the three months ended March 31, 1996 was $9,874,000, reflecting a 1.9% decrease from revenues earned in the same period of 1995. Although Claridge table games drop for the first quarter of 1996 increased 3.6% over the first quarter of 1995, the hold percentage decreased to 16.3% in 1996 from 17.2% in 1995. Table games revenue earned citywide as reported for the first quarter of 1996 increased 5.6% over the same period of 1995.

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

        Intense competition for attracting bus passengers continued citywide in the first quarter of 1996, taking the form of increased coin incentives offered to passengers, which New Claridge matched in order to maintain its share of the bus passenger market. The average coin incentive per passenger offered by New Claridge, which was comparable to the incentives offered by other Atlantic City casinos, increased to approximately $20 in the first three months of 1996, from approximately $13 in the same period of 1995. In total, in the first quarter of 1996, New Claridge issued $4,617,000 of coin incentives to 231,000 bus passengers arriving at the Claridge, compared to $2,406,000 issued to 182,000 bus passengers in the first quarter of 1995. In addition, during the first quarter of 1996, promotional incentives issued through New Claridge's direct marketing programs totalled $2,882,000, compared to $2,799,000 in the same period of 1995.

        During the first quarter of 1996, New Claridge earned hotel revenues of $1,751,000, a decrease of 11.3% from the same period of 1995. Although hotel occupancy in the first three months of 1996 increased to 90.3% from 86.4% in the same period of 1995, the average room rate decreased to $43 in 1996, from $53 in 1995, primarily due to a reduction in the complimentary room rate recorded. Food and beverage revenues earned during the first three months of 1996 totalled $4,599,000, an increase of 3.8% over the first quarter of 1995, principally due to an increase in the number of covers to 409,500 in 1996 from 358,300 in 1995, combined with an increase in complimentary beverages served on the casino floor as a result of increased business activity.

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

Liquidity and Capital Resources
-------------------------------

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes"), due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge, and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on New Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

        The net proceeds of the Notes, totalling $82.2 million, were used as follows: (i) to repay the then outstanding debt of the Corporation under the Revolving Credit and Term Loan Agreement of approximately $35 million, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens, at a cost of approximately $12.7 million; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in 1996, at a cost (excluding capitalized interest of approximately $2.2 million) of approximately $28 million (of which approximately $7.5 million represents the cost of acquiring the land and approximately $20.5 million represents the costs attributable to building the garage facility); and (iv) to acquire the Contingent Payment Option (see Note 8, "Other Noncurrent Liabilities") at a cost of $1 million. With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

        At March 31, 1997, the Corporation had a working capital deficiency of $6,464,000 as compared to a working capital deficiency of $7,274,000 at December 31, 1996. The decrease in the working capital deficiency is principally attributable to a decrease in interest payable on the Notes of $2,496,000 and an increase in receivables of $746,000 (primarily due to an increase in the current portion of the Expandable Wraparound Mortgage due from the Partnership), offset by an increase in other current liabilities of $1,614,000 (primarily due to the deferral of basic rent of $1.3 million on March 1, 1997), an increase in accounts payable of $368,000, and a decrease in other current assets of $390,000. Working capital at March 31, 1996 was $7,603,000. Current liabilities at March 31, 1997 and December 31, 1996 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $3,366,000 at March 31, 1997 and $3,258,000 at December 31, 1996.
These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at March 31, 1997 and December 31, 1996 would have been $15,580,000 and $14,662,000, respectively.

        For the three months ended March 31, 1997, cash flows used in operating activities were $3,737,000, compared to $6,451,000 for the three months ended March 31, 1996. The improved cash flow was due to (i) improved operating results; (ii) the amendment to the Operating Lease and Expansion Operating Lease, effective March 1, 1997, (as further discussed below) which provided for the deferral of basic rent of $1.3 million on March 1, 1997; and (iii) a February 28, 1997 license agreement with Thermal Energy Limited Partnership ("Atlantic Thermal"), in consideration for which New Claridge was paid $1.5 million (as further discussed below). Cash flows provided by investment activities for the three months ended March 31, 1997 were $3,677,000, compared to cash flows used in investment activities for the three months ended March 31, 1996 of $4,081,000. Cash flows provided by investment activities in the first quarter of 1997 were primarily from the receipt of Expandable Wraparound Mortgage principal payments of $4,123,000. Cash flows used in investment activities in the first quarter of 1996 for additions to property and equipment include expenditures for the construction of the self-parking garage facility, offset somewhat by Expandable Wraparound Mortgage principal payments of $3,458,000.

        For the three months ended March 31, 1997, the Corporation's "Adjusted EBITDA" was $2,110,000, compared to $126,000 for the same period of 1996. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

        Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the Indenture. In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. Negotiations with Hilton regarding acquisition of the Corporation terminated in April 1997.

        The Corporation had sufficient cash to pay the interest on the Notes on March 4, 1997 due to several events: (i) cash flow from operations for January and February 1997 improved significantly over what had been expected; (ii) effective March 1, 1997, the Operating Lease and Expansion Operating Lease were amended to provide for the deferral of basic rent of $1.3 million on March 1, 1997 (as further discussed below); and (iii) on February 28, 1997, New Claridge entered into an agreement with Atlantic Thermal, pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million.

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation will need to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1997 to approximately $1 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994, the construction of the self-parking garage, and other projects such as the refurbishment of all of its guest rooms, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management will also continue to pursue a sale of the Corporation or some other plan for a significant infusion of capital into the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. Management of the Corporation intends to file a claim to recover these expenses and lost profits; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. No formal claims have been filed to date, and there is no assurance that the Corporation will be successful in realizing any recovery.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at March 31, 1997 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $113.5 million.

        Effective March 1, 1997, the Corporation, New Claridge and the Partnership entered into a restructuring agreement, pursuant to which New Claridge agreed to use its best efforts to cause a modification of the Expandable Wraparound Mortgage (the "Wraparound Modification") that is permitted by, or is in compliance with, the terms of the indenture governing the Notes (the "Indenture"). The Wraparound Modification, if so permitted, will provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding. In addition to the modification to the Expandable Wraparound Mortgage, the Corporation, New Claridge, and the Partnership agreed to modify certain terms of the Operating Lease and Expansion Operating Lease agreements, as discussed below.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the 1989 Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. During the third quarter of 1991, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge;
(ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. The $38.8 million of basic rent abatements were fully utilized by the end of the first quarter of 1997. Additional abatements totalling $500,000, which became available as a result of the acquisition of the option to purchase the Contingent Payment, were also utilized in the first quarter of 1997. Further abatements could become available upon exercising the Contingent Payment option (see Note 8, Other Noncurrent Liabilities).

        The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and 2003).

        In addition, under the March 1, 1997 restructuring agreement between the Corporation, New Claridge and the Partnership, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

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

        Basic rent during the renewal term of the Operating Lease will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Basic rent during the renewal term of the Expansion Operating Lease will also be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than

10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Therefore, the aggregate basic rent payable during the initial years of renewal term of the leases will be significantly below the 1997 level.

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


        10(bt)         Addendum to Employment Agreement between Robert M.
                       Renneisen and The Claridge at Park Place, Incorporated effective February 1, 1997.

        10(bu)         Addendum to Employment Agreement between Albert T.
                       Britton and The Claridge at Park Place, Incorporated effective February 1, 1997.

        10(bv) Addendum to Employment Agreement between Raymond A. Spera and The Claridge at Park Place, Incorporated effective February 1, 1997.

        10(bw) Addendum to Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated effective February 1, 1997.

        10(bx) Addendum to Employment Agreement between Frank A. Bellis, Jr. and The Claridge at Park Place, Incorporated effective February 1, 1997.

  (b) The Corporation filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)





By: /s/ Raymond A. Spera
    ------------------------------------------
         Raymond A. Spera
         Executive Vice President of Finance/
         Chief Financial Officer
         (Authorized Officer, Principal Financial Officer
           and Principal Accounting Officer)



Dated:  May 14, 1997

                                INDEX TO EXHIBITS




 Exhibit

EX10(bt) Addendum to Employment Agreement between Robert M. Renneisen and The Claridge at Park Place, Incorporated effective February 1, 1997.

EX10(bu) Addendum to Employment Agreement between Albert T. Britton and The Claridge at Park Place, Incorporated effective February 1, 1997.

EX10(bv) Addendum to Employment Agreement between Raymond A. Spera and The Claridge at Park Place, Incorporated effective February 1, 1997.

EX10(bw) Addendum to Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated effective February 1, 1997.

EX10(bx) Addendum to Employment Agreement between Frank A. Bellis, Jr. and The Claridge at Park Place, Incorporated effective February 1, 1997.