Form 10-Q
period 1997-06-30
CLARIDGE HOTEL & CASINO CORP
filed 1997-08-12
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   June 30, 1997
                                              ---------------

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No
                                        ----   ----

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                          Number of Shares Outstanding
                                 August 13, 1997
                                -----------------
Class A Stock                       5,006,342      (After deducting 56,158
                                                   shares of Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                      Page No.
                                                                      --------
PART I.                 FINANCIAL INFORMATION


           Item 1.      Financial Statements

                        Introductory Notes to Consolidated
                        Financial Statements                             3

                        Consolidated Balance Sheets at
                        June 30, 1997 and 1996 and
                        December 31, 1996                                4

                        Consolidated Statements of Operations
                        for the three months ended June 30,
                        1997 and 1996                                    5

                        Consolidated Statements of Operations
                        for the six months ended June 30,
                        1997 and 1996                                    6

                        Consolidated Statements of Cash Flows
                        for the six months ended June 30,
                        1997 and 1996                                    7

                        Notes to Consolidated Financial
                        Statements                                       8


           Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                   13


PART II.                OTHER INFORMATION


           Item 1.      Legal Proceedings                               22

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at June 30, 1997 and 1996 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                  June 30,           December 31,            June 30,
                                                                    1997                 1996                  1996
                                                                  ---------            ---------            ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $  12,618                8,532               18,485
  Receivables, net (including $18,804 and
    $16,698 at June 30, 1997 and 1996,
    respectively and $18,392 at December 31,
    1996, due from the Partnership)                                  20,272               19,744               17,976
  Other current assets                                                3,734                3,477                3,928
                                                                  ---------            ---------            ---------
       Total current assets                                          36,624               31,753               40,389
                                                                  ---------            ---------            ---------

Property and equipment, net (note 4)                                 33,301               35,188               37,277
Long-term receivables due from the
  Partnership (note 3)                                               84,134               92,120               97,579
Intangible assets and deferred charges                                2,296                2,575                2,860
Other assets                                                          3,065                2,527                2,324
                                                                  ---------            ---------            ---------
                                                                  $ 159,420              164,163              180,429
                                                                  =========            =========            =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                $   3,275                2,997                6,827
  Loan from the Partnership (note 5)                                  3,600                3,600                3,600
  Other current liabilities (note 6)                                 34,358               32,430               33,803
                                                                  ---------            ---------            ---------
                                                                     41,233               39,027               44,230
                                                                  ---------            ---------            ---------

Long-term debt (note 7)                                              85,000               85,000               85,000
Deferred rent due to the Partnership                                 23,033               28,010               29,464
Deferred income taxes (note 9)                                        2,580                2,581                3,190
Other noncurrent liabilities (note 8)                                20,948               19,379               19,304

Stockholders' equity:
  Common stock                                                            5                    5                    5
  Additional paid in capital                                          5,048                5,048                5,048
  Accumulated deficit                                               (18,427)             (14,887)              (5,812)
  Treasury stock, 56,158 Class A Shares at cost at
    June 30, 1997 and 16,436 Class A shares at cost at
    December 31, 1996 and June 30, 1996, respectively                   -0-                  -0-                  -0-
                                                                  ---------              -------              -------
      Total stockholders' deficiency                                (13,374)              (9,834)                (759)
                                                                  ---------              -------              -------
                                                                  $ 159,420              164,163              180,429
                                                                  =========            =========            =========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 1997 and 1996
                      (in thousands except per share data)

                                                                     1997              1996
                                                                     ----              ----
Revenues:
        Casino                                                      $43,393            43,589
        Hotel                                                         2,414             2,310
        Food and beverage                                             5,073             5,368
        Interest from the Partnership                                 3,624             4,018
        Interest, other                                                 116               215
        Other                                                           658               689
                                                                    -------           -------
                                                                     55,278            56,189
        Less promotional allowances (note 2)                          4,807             4,858
                                                                    -------           -------

             Net revenues                                            50,471            51,331
                                                                    -------           -------

Costs and expenses:
        Casino                                                       24,713            26,769
        Hotel                                                           710               742
        Food and beverage                                             2,611             2,939
        Other                                                           643               758
        Rent expense to the Partnership                               6,337             9,745
        Rent expense, other                                             315               375
        General and administrative                                    6,719             8,582
        Gaming taxes                                                  3,468             3,483
        Reinvestment obligation expense                                 209               253
        Provision for uncollectible accounts                             53                58
        Depreciation and amortization                                   809               742
        Interest expense                                              2,609             2,006
                                                                    -------           -------

             Total costs and expenses                                49,196            56,452
                                                                    -------           -------


Income (loss) before income taxes                                     1,275            (5,121)
Income tax benefit                                                      -0-            (1,880)
                                                                    -------           -------

Net income (loss)                                                   $ 1,275            (3,241)
                                                                    =======           =======

Net income (loss) per share (based on 5,006,342 and
 5,046,064 weighted average shares outstanding for the
 three months ended June 30, 1997 and 1996, respectively)           $   .25              (.64)
                                                                    =======           =======




          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1997 and 1996
                      (in thousands except per share data)

                                                                     1997                  1996
                                                                     ----                  ----
Revenue:
        Casino                                                     $  83,278               82,648
        Hotel                                                          4,179                4,061
        Food and beverage                                              9,690                9,967
        Interest from the Partnership                                  7,365                8,119
        Interest, other                                                  188                  531
        Other                                                          1,244                1,174
                                                                   ---------            ---------
                                                                     105,944              106,500
        Less promotional allowances (note 2)                           9,267                8,869
                                                                   ---------            ---------

             Net revenues                                             96,677               97,631
                                                                   ---------            ---------

Costs and expenses:
        Casino                                                        48,010               51,121
        Hotel                                                          1,233                1,449
        Food and beverage                                              4,860                5,555
        Other                                                          1,276                1,446
        Rent expense to the Partnership                               16,104               19,375
        Rent expense, other                                              678                  741
        General and administrative                                    13,964               15,476
        Gaming taxes                                                   6,656                6,604
        Reinvestment obligation expense                                  370                  424
        Provision for uncollectible accounts                             107                  104
        Depreciation and amortization                                  1,636                1,441
        Interest expense                                               5,323                4,140
                                                                   ---------            ---------

             Total costs and expenses                                100,217              107,876
                                                                   ---------            ---------


Loss before income taxes                                              (3,540)             (10,245)
Income tax benefit                                                       -0-               (3,931)
                                                                   ---------               ------
Net loss                                                           $  (3,540)              (6,314)
                                                                   =========            =========

Net loss per share (based on 5,006,342 and 5,046,064
  weighted average shares outstanding for the six months
  ended June 30, 1997 and 1996, respectively)                      $    (.71)               (1.25)
                                                                   =========            =========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996
                                 (in thousands)

                                                                       1997                1996
                                                                       ----                ----
Cash flows from operating activities:
     Net loss                                                        $ (3,540)             (6,314)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                 1,636               1,441
          Deferred rent to the Partnership                             (4,977)             (1,283)
          Deferred interest receivable and
            discount from the Partnership                                (845)               (736)
          Reinvestment obligation expenses                                370                 424
          Loss (gain) on disposal of assets                                30                 (95)
          Deferred income taxes                                            (1)             (3,933)
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                            (32)                260
             Other current assets                                        (257)               (941)
             Accounts payable                                             278               2,947
             Other current liabilities                                  1,928                 863
             Other noncurrent liabilities                               1,569                (925)
                                                                     --------            --------

Net cash flows used in operating activities                            (3,841)             (8,292)
                                                                     --------            --------

Cash flows from investment activities:
     Increase in intangible assets and deferred charges                    (3)               (195)
     Additions to property and equipment                                  (41)            (14,019)
     Increase in other assets                                            (952)               (821)
     Proceeds from disposition of property                                588                 130
     Increase in long-term receivables                                   (101)             (1,073)
     Receipt of long-term receivables                                   8,436               7,008
                                                                     --------            --------

Net cash flows provided by (used in) investment activities              7,927              (8,970)
                                                                     --------            --------

Increase (decrease) in cash and cash equivalents                        4,086             (17,262)

Cash and cash equivalents at beginning of period                        8,532              35,747
                                                                     --------            --------

Cash and cash equivalents at end of period                           $ 12,618              18,485
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

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. In addition, the estimated cost of providing such promotional allowances to casino patrons for the three and six months ended June 30, 1997 and 1996 has been allocated to casino operating expenses as follows (in thousands):

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                      ---------------------------            -------------------------
                                                       1997                 1996                1997            1996
                                                       ----                 ----                ----            ----
        Hotel                                        $    899                 796                1,954          1,581
        Food and beverage                               2,884               3,109                5,826          5,799
        Other (Entertainment)                             332                 460                  524            677
                                                     --------             -------             --------         ------
        Total costs allocated to
          casino operating expenses                  $  4,115               4,365                8,304          8,057
                                                     ========             =======             ========         ======

3.    Long-Term Receivables

      Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                                           June 30,        December 31,            June 30,
                                                                             1997              1996                  1996
                                                                          ---------        ------------            --------
                                                                                          (in thousands)
        Expandable Wraparound Mortgage 14%, maturities through
          September 30, 2000 (net of $7,445,000 discount and
          $9,079,000 discount at June 30, 1997 and 1996 respectively,
          and $8,291,000 discount at December 31, 1996)                    $ 46,555             52,709               57,921
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                                 20,000             20,000               20,000
        FF&E promissory notes, 14%                                           16,704             17,244               16,287
        Expansion/Construction promissory note, 14%                             875              2,167                3,371
                                                                           --------            -------              -------
                                                                           $ 84,134             92,120               97,579
                                                                           ========            =======              =======

              Notes to Consolidated Financial Statements (cont'd.)

4.      Property and Equipment

        Property and equipment consists of the following:

                                                                      June 30,         December 31,            June 30,
                                                                        1997               1996                  1996
                                                                      ---------        ------------            --------
                                                                                      (in thousands)
        Gaming equipment                                               $ 18,244             19,153               19,532
        Land and land improvements                                        7,598              8,100                8,100
        Building                                                         20,100             20,100               20,733
        Leasehold improvements                                              745                745                  745
        Capital lease asset                                                 613                613                  613
        Other equipment                                                     107                107                   63
                                                                       --------            -------              -------
                                                                         47,407             48,818               49,786
        Less accumulated depreciation and amortization                   14,106             13,630               12,509
                                                                       --------            -------              -------

        Net property and equipment                                     $ 33,301             35,188               37,277
                                                                       ========            =======              =======

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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of June 30, 1997 such interest, which is included in other current liabilities, amounted to $3,474,000.

6.      Other Current Liabilities

        Other current liabilities consist of the following:

                                                                       June 30,          December 31,          June 30,
                                                                         1997                1996                1996
                                                                       --------          ------------          --------
                                                                                        (in thousands)
        Deferred rent, current                                         $ 15,078             15,078               15,078
        Deferred rent, 03/01/97                                           1,225                -0-                  -0-
        Accrued payroll and related benefits                              6,687              6,187                8,064
        Accrued interest, First  Mortgage Notes                           4,161              4,161                4,161
        Accrued interest due to Partnership                               3,474              3,258                3,042
        Auto and general  liability reserves                              1,259              1,228                  920
        Other current liabilities                                         2,474              2,518                2,538
                                                                       --------           --------             --------
                                                                       $ 34,358             32,430               33,803
                                                                       ========           ========             ========

              Notes to Consolidated Financial Statements (cont'd.)

6.      Other Current Liabilities (cont'd.)

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

8.      Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

                                                    June 30,          December 31,           June 30,
                                                      1997                 1996                1996
                                                    --------          ------------           --------
                                                                     (in thousands)
        Contingent Payment                          $ 19,000             19,000               19,000
        License agreement                              1,488                -0-                  -0-
        Other                                            460                379                  304
                                                    --------             ------               ------
                                                    $ 20,948             19,379               19,304
                                                    ========             ======               ======

              Notes to Consolidated Financial Statements (cont'd.)

8.      Other Noncurrent Liabilities (cont'd.)

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of June 30, 1997, accrued interest would have amounted to approximately $50.8 million.

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

              Notes to Consolidated Financial Statements (cont'd.)

8.      Other Noncurrent Liabilities (cont'd.)

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

9.      Income Taxes

        The Corporation recorded an income tax benefit of $1,175,000, and a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the six months ended June 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 1997

        The Corporation had net income of $1,275,000 for the three months ended June 30, 1997, compared to a net loss of $3,241,000 for the three months ended June 30, 1996.

        Casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, for the second quarter of 1997 totalled $43,393,000, a slight decrease from casino revenues earned in the second quarter of 1996. Citywide casino revenues, as reported, for the second quarter of 1997 increased 1.0% over the same period of 1996. Citywide casino capacity during the second quarter of 1997 increased over the same period of 1996, primarily as a result of the opening of the Trump World's Fair casino in late May of 1996.

        During the second quarter of 1997, the Claridge earned table games revenue of $9,605,000, reflecting a 9.2% decline from table games revenue earned during the second quarter of 1996. Table games drop (the amount of gaming chips purchased by patrons) during the three months ended June 30, 1997 decreased 3.3% from the same period of 1996; in addition, the "hold" percentage (the percentage of win to drop) decreased to 14.6%, compared to 15.6% in the second quarter of 1996. Citywide table games drop and revenue, as reported, for the second quarter of 1997 decreased .8% and 3.5%, respectively, from the second quarter of 1996.

        New Claridge earned slot machine revenues of $33,788,000 during the second quarter of 1997, reflecting a 2.4% increase over revenues earned in the same period of 1996. Citywide slot machine revenue, as reported, increased 3.0% in the second quarter of 1997 over the second quarter of 1996. The average number of slot machines available citywide during the second quarter of 1997 increased 5.9% over the same period of 1996, primarily resulting from the opening of the Trump World's Fair casino; the average number of slot machines available at the Claridge during the second quarter of 1997 decreased 5.7% from the second quarter of 1996 as a result of a reconfiguration project aimed towards providing a more comfortable atmosphere for casino patrons.

        The ongoing citywide competition for attracting bus customers continued to ease slightly during the second quarter of 1997, resulting in lower average coin incentives issued to bus passengers. For the three months ended June 30, 1997, the average coin incentive issued to customers arriving at the Claridge by bus was approximately $17 per passenger, compared to approximately $20 per passenger during the same period of 1996. In total, $4,762,000 of coin incentives was issued to 287,000 bus passengers arriving at the Claridge during the second quarter of 1997, compared to $6,495,000 of coin incentives issued to 318,000 bus patrons during the second quarter of 1996. In addition, New Claridge offers promotional incentives to its customers, in the form of coin to play slot machines and gaming chips to play table games, based on their levels of gaming activity. Promotional incentives issued through these direct marketing programs during the second quarter of 1997 totalled $2,875,000, compared to $2,313,000 of incentives issued in the second quarter of 1996. The increase in incentives issued through the direct marketing programs is due in part to the increase in drive-in traffic, resulting from the opening of New Claridge's self-parking garage, which reduces its dependency on the bus patron market.

        Hotel and food and beverage revenues for the second quarter of 1997 were $7,487,000, reflecting a 2.5% decline from second quarter of 1996 revenues of $7,678,000. This variance was primarily due to a decrease in food revenues, as a result of a reduction in the number of covers (meals served) to 358,000 in the second quarter of 1997, from 476,000 during the second quarter of 1996, which was offset somewhat by an increase in the average price per cover to $9.38 in 1997 from $7.73 in 1996. The reduction in the number of covers was due to a decline in New Claridge's buffet business, as well as the conversion of New Claridge's "fast food" restaurant in late 1996 to a "fast food" Chinese restaurant, managed by an independent operator. Hotel occupancy during the second quarter of 1997 was 91.2%, with an average room rate of $59; this compares to the hotel occupancy during the second quarter of 1996 of 92.5%, with an average room rate of $57. Promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, were $4,807,000 during the second quarter of 1997, slightly lower than promotional allowances of $4,858,000 during the second quarter of 1996.

        Total costs and expenses for the second quarter of 1997 of $49,196,000 were 12.9% lower than 1996 expenses of $56,452,000. Casino operating expenses during the second quarter of 1997 decreased 7.7% from the same period of 1996, resulting from lower coin incentives, as previously discussed, as well as lower payroll costs as a result of staffing reductions initiated as part of New Claridge's cost containment efforts. Food and beverage expenses for the second quarter of 1997 were 11.2% lower than the same period of 1996, primarily due to lower payroll costs. General and administrative expenses for the second quarter of 1997 were $6,719,000, a 21.7% decrease from these expenses during the second quarter of 1996, due to decreased advertising expenditures and lower payroll expenses resulting from reduced staffing levels. Interest expense for the second quarter of 1997 was higher than the same period of 1996 due to the capitalization of interest during the construction of the self-parking garage facility in 1996.

        Rent expense due to the Partnership for the second quarter of 1997 of $6,337,000 reflects a decrease from the same period of 1996, primarily due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease (see "Liquidity and Capital Resources"). Prior to these amendments, lease expense (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction to lease expense. For the three months ended June 30, 1997, the reduction to lease expense resulting from the abatement of rent was approximately $3.7 million.

        The Corporation recorded income tax expense of $626,000, offset by a corresponding decrease in the valuation allowance, for the second quarter of 1997, compared to an income tax benefit of $1,880,000 recorded in the second quarter of 1996, as a result of the losses incurred in that period.

Results of Operations for the Six Months Ended June 30, 1997

        The Corporation had a net loss of $3,540,000 for the six months ended June 30, 1997, compared to a net loss of $6,314,000 for the same period of 1996.

        Total casino revenue for the first half of 1997 was $83,278,000, reflecting a slight increase over the first half of 1996 revenues of $82,648,000. Citywide casino revenues for the first half of 1997, as reported, increased 3.4% over the same period of 1996. Casino revenues earned in the first half of 1996 were adversely affected by several severe winter storms; in addition, 1997 revenues reflect the effects of the citywide increase in casino capacity, primarily resulting from the opening of the Trump World's Fair casino in May 1996.

        Claridge table games drop for the six months ended June 30, 1997 increased 1.1% over the same period of 1996. However, the hold percentage during the first half of 1997 of 15.1% was lower than the 15.9% hold during the first half of 1996. As a result, table games revenue during the first half of 1997 of $19,693,000 was 3.7% lower than table games revenue during the first half of 1996. Citywide table games drop and revenue for the first half of 1997, as reported, increased 4.7% and 1.0%, respectively, over the same period of 1996.

        Slot machine revenue earned by the Claridge for the six months ended June 30, 1997 was $63,585,000, a 2.2% increase over revenues earned in the first half of 1996. Citywide slot machine revenue, as reported, for the first half of 1997, increased 4.5% over the same period of 1996. As a result of the increased casino capacity citywide, the average number of slot machines available increased 8.1% over the average number of machines available in the first half of 1996; the average number of machines available at the Claridge during the first half of 1997 decreased 5.4% from the average number of machines available in the first half of 1996 as a result of the reconfiguration of the casino floor.

        During the first half of 1997, 511,000 bus passengers arrived at the Claridge, and were issued $8,720,000 in coin incentives, for an average coin incentive per passenger of approximately $17. In the first half of 1996, 549,000 bus passengers arrived at the Claridge, receiving $11,112,000 of coin incentives, for an average coin incentive per passenger of approximately $20. In addition, promotional incentives issued through New Claridge's direct marketing programs totalled $5,725,000 in the first half of 1997, compared to $5,195,000 in the first half of 1996. This increase was due primarily to more drive-in casino patrons, resulting from the opening of New Claridge's self-parking garage.

        Hotel revenues for the first half of 1997 of $4,179,000 increased 2.9% over the same period of 1996. Hotel occupancy and the average room rate during the six months ended June 30, 1997 was 89.5% and $52, respectively, compared to 91.4% and $50, respectively, in the first half of 1996. Food and beverage revenues earned during the first half of 1997 of $9,690,000 reflected a 2.8% decrease from the same period of 1996, primarily due to the conversion of New Claridge's fast food restaurant, as previously discussed. The number of covers served during the first half of 1997 decreased to 680,000 from 885,000 in 1996; this decrease was offset somewhat by an increase in the average price per cover, to $9.35 in the first half of 1997 from $7.48 in the first half of 1996, resulting from an increase in the buffet price. Promotional expenses during the first half of 1997 increased 4.5% over the same period of 1996, primarily due to increased efforts to maintain casino market share during the first quarter of 1997. As a result, hotel, food and beverage, and other revenues, net of promotional allowances, for the first half of 1997 were $5,846,000, a decrease from the first half of 1996 net revenues of $6,333,000.

        Total costs and expenses for the six months ended June 30, 1997 were $100,217,000, reflecting a 7.1% decrease from the same period of 1996. Casino expenses of $48,010,000 were 6.1% lower than expenses during the first half of 1996, due to decreased coin incentive expenditures and lower payroll costs as a result of reduced staffing levels. Hotel and food and beverage expenses for the first half of 1997 were 13.0% lower than the same period of 1996 due to an increase in the allocation of these costs to casino expenses for the cost of providing promtional allowances to casino patrons, as well as lower payroll costs resulting from reduced staffing levels. General and administrative expenses for the first half of 1997 were $13,964,000, a 9.8% decrease from these expenses during the first half of 1996, due to decreased advertising expenditures and lower payroll expenses resulting from reduced staffing levels, offset somewhat by increased professional and legal expenses of approximately $1.4 million incurred as a result of the restructuring/sale efforts in the first quarter of 1997. Depreciation expense in the first half of 1997 was higher than the same period of 1996 as a result of the opening of the self-parking garage. Interest expense for the six months ended June 30, 1997 was higher than the same period of 1996 due to the capitalization of interest during the construction of the self-parking garage facility in 1996. Rent expense to the Partnership for the first half of 1997 of $16,104,000 was lower than the same period of 1996 as a result of the accounting for lease abatements allowed in accordance with the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease, as previously discussed.

        The Corporation recorded an income tax benefit of $1,175,000, offset by a corresponding increase in the valuation allowance, for the six months ended June 30, 1997, compared to an income tax benefit of $3,931,000 recorded in the first half of 1996, as a result of the losses incurred in that period.

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

        At June 30, 1997, the Corporation had a working capital deficiency of $4,609,000 as compared to a working capital deficiency of $7,274,000 at December 31, 1996. The decrease in the working capital deficiency is principally attributable to an increase in cash of $4,086,000 and an increase in receivables of $528,000 (primarily due to an increase in the current portion of the Expandable Wraparound Mortgage due from the Partnership), offset by an increase in other current liabilities of $1,928,000 (primarily due to the deferral of basic rent of $1.3 million on March 1, 1997 and an increase in accrued payroll of $500,000) and an increase in accounts payable of $278,000. The working capital deficiency at June 30, 1996 was $3,841,000. Current liabilities at June 30, 1997 and December 31, 1996 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $3,474,000 at June 30, 1997 and $3,258,000 at December 31, 1996. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at June 30, 1997 and December 31, 1996 would have been $17,543,000 and $14,662,000, respectively.

        For the six months ended June 30, 1997, cash flows used in operating activities were $3,841,000, compared to $8,292,000 for the six months ended June 30, 1996. The improved cash flow was due to (i) improved operating results; (ii) the amendment to the Operating Lease and Expansion Operating Lease, effective

March 1, 1997, (as further discussed below) which provided for the deferral of basic rent of $1.3 million on March 1, 1997; and (iii) a February 28, 1997 license agreement with Thermal Energy Limited Partnership ("Atlantic Thermal"), in consideration for which New Claridge was paid $1.5 million (as further discussed below). Cash flows provided by investment activities for the six months ended June 30, 1997 were $7,927,000, compared to cash flows used in investment activities for the six months ended June 30, 1996 of $8,970,000. Cash flows provided by investment activities in the first half of 1997 were primarily from the receipt of Expandable Wraparound Mortgage principal payments of $8,436,000. Cash flows used in investment activities in the first half of 1996 for additions to property and equipment include expenditures for the construction of the self-parking garage facility, offset somewhat by Expandable Wraparound Mortgage principal payments of $7,008,000.

        For the six months ended June 30, 1997, the Corporation's "Adjusted EBITDA" was $6,403,000, compared to $749,000 for the same period of 1996. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

        In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, that without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the

Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation, or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. The Corporation did not receive any acceptable proposals in regards to the possible sale of the Corporation.

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

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation will need to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given.

        Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1997 to approximately $1 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994, the construction of the self-parking garage, and other projects such as the refurbishment of all of its guest rooms, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management will also continue to consider various refinancing alternatives, including a sale of the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in evaluating the recovery of certain expenses incurred in reopening the self-parking garage and in evaluating potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the self-parking garage; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. However, there is no assurance that the Corporation will be successful in realizing any recovery.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by

September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at June 30, 1997 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $109.2 million.

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

        The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and 2003). All abatements of rent in excess of the $38.8 million which was allowed in accordance with the 1989 restructuring will be recognized as a reduction to lease expense as abated.

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

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.

        On July 10, 1996, ten days after the initial opening of New Claridge's self-parking garage, a fatal accident occurred in which two women drove their automobile through the cable barriers of the fourth floor exterior wall of the garage and plunged to the street. Immediately following the accident, the garage was closed to the public for more than two months, during which time New Claridge replaced the cable barrier system with steel I-beams in order to assure the safety of its patrons. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the garage, alleging negligence, breach of warranty and breach of contract in the design and construction of the garage. This proceeding is currently pending.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)





By: /s/ Raymond A. Spera
   ------------------------------------------------------
         Raymond A. Spera
         Executive Vice President of Finance/
         Chief Financial Officer
         (Authorized Officer, Principal Financial Officer
           and Principal Accounting Officer)



Dated: August 13, 1997