Form 10-Q
period 1997-09-30
CLARIDGE HOTEL & CASINO CORP
filed 1997-11-14
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended   September 30, 1997
                                                    -------------------
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x    No ___


The number of shares outstanding of each class of the Registrant's Stock is as follows:

                          Number of Shares Outstanding
                                November 13, 1997
                                -----------------
Class A Stock                    4,970,729.5 (After deducting 91,770.5 shares of
                                             Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------


                               Index to Form 10-Q

                                                                                               Page No.
                                                                                               --------
PART I.                              FINANCIAL INFORMATION

               Item 1.               Financial Statements

                                     Introductory Notes to Consolidated
                                     Financial Statements                                          3

                                     Consolidated Balance Sheets at
                                     September 30, 1997 and 1996 and
                                     December 31, 1996                                             4

                                     Consolidated Statements of Operations
                                     for the three months ended September 30,
                                     1997 and 1996                                                 5

                                     Consolidated Statements of Operations
                                     for the nine months ended September 30,
                                     1997 and 1996                                                 6

                                     Consolidated Statements of Cash Flows
                                     for the nine months ended September 30,
                                     1997 and 1996                                                 7

                                     Notes to Consolidated Financial
                                     Statements                                                    8


               Item 2.               Management's Discussion and Analysis
                                     of Financial Condition and Results
                                     of Operations                                                13


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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------



PART I.  FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at September 30, 1997 and 1996 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                 September 30,        December 31,         September 30,
                                                                     1997                 1996                 1996
                                                                  ---------            ---------             --------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $  12,788                8,532               10,605
  Receivables, net (including $19,787 and
    $17,238 at September 30, 1997 and 1996,
    respectively and $18,392 at December 31,
    1996, due from the Partnership)                                  21,197               19,744               18,391
  Other current assets                                                3,520                3,477                3,364
                                                                  ---------            ---------             --------
       Total current assets                                          37,505               31,753               32,360
                                                                  ---------            ---------             --------

Property and equipment, net (note 4)                                 32,713               35,188               35,828
Long-term receivables due from the
  Partnership (note 3)                                               79,614               92,120               96,191
Intangible assets and deferred charges                                2,161                2,575                2,717
Other assets                                                          3,421                2,527                2,636
                                                                  ---------            ---------             --------
                                                                  $ 155,414              164,163              169,732
                                                                  =========            =========             ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                $   3,591                2,997                5,094
  Loan from the Partnership (note 5)                                  3,600                3,600                3,600
  Other current liabilities (note 6)                                 31,898               32,430               29,827
                                                                  ---------            ---------             --------
                                                                     39,089               39,027               38,521
                                                                  ---------            ---------             --------

Long-term debt (note 7)                                              85,000               85,000               85,000
Deferred rent due to the Partnership                                 19,770               28,010               28,559
Deferred income taxes (note 9)                                        2,580                2,581                1,723
Other noncurrent liabilities (note 8)                                21,001               19,379               19,341

Stockholders' equity:
  Common stock                                                            5                    5                    5
  Additional paid in capital                                          5,048                5,048                5,048
  Accumulated deficit                                               (17,079)             (14,887)              (8,465)
  Treasury stock, 91,770.5 Class A Shares at cost
    at September 30, 1997 and 16,436 Class A
    shares at cost at December 31, 1996 and
    September 30, 1996, respectively                                    -0-                  -0-                  -0-
                                                                  ---------            ---------             --------
      Total stockholders' deficiency                                (12,026)              (9,834)              (3,412)
                                                                  ---------            ---------             --------
                                                                  $ 155,414              164,163              169,732
                                                                  =========            =========             ========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1997 and 1996
                      (in thousands except per share data)

                                                                                           1997              1996
                                                                                           ----              ----
Revenues:
        Casino                                                                           $43,975            42,757
        Hotel                                                                              3,102             2,977
        Food and beverage                                                                  5,353             5,960
        Interest from the Partnership                                                      3,495             4,000
        Interest, other                                                                      106               107
        Other                                                                                694               694
                                                                                         -------           -------
                                                                                          56,725            56,495
        Less promotional allowances (note 2)                                               5,317             5,798
                                                                                         -------           -------

             Net revenues                                                                 51,408            50,697
                                                                                         -------           -------
Costs and expenses:
        Casino                                                                            24,764            25,942
        Hotel                                                                                702               602
        Food and beverage                                                                  2,742             3,046
        Other                                                                                659               899
        Rent expense to the Partnership                                                    7,065             9,496
        Rent expense, other                                                                  300               372
        General and administrative                                                         6,621             7,309
        Gaming taxes                                                                       3,514             3,416
        Reinvestment obligation expense                                                      170               164
        Provision for uncollectible accounts                                                  57                70
        Depreciation and amortization                                                        829               896
        Interest expense                                                                   2,637             2,605
                                                                                         -------           -------

             Total costs and expenses                                                     50,060            54,817
                                                                                         -------           -------

Income (loss) before income taxes                                                          1,348            (4,120)
Income tax benefit                                                                           -0-            (1,467)
                                                                                         -------           -------

Net income (loss)                                                                        $ 1,348            (2,653)
                                                                                         =======           =======
Net income (loss) per share (based on 4,997,826 and 5,046,064 weighted average shares outstanding for the three months ended September 30, 1997 and
 1996, respectively)                                                                     $   .27              (.53)
                                                                                         =======           =======


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1997 and 1996
                      (in thousands except per share data)

                                                                                          1997                  1996
                                                                                          ----                  ----
Revenue:
        Casino                                                                         $ 127,253              125,405
        Hotel                                                                              7,281                7,038
        Food and beverage                                                                 15,043               15,927
        Interest from the Partnership                                                     10,860               12,119
        Interest, other                                                                      294                  638
        Other                                                                              1,938                1,868
                                                                                       ---------             --------
                                                                                         162,669              162,995
        Less promotional allowances (note 2)                                              14,584               14,667
                                                                                       ---------             --------

             Net revenues                                                                148,085              148,328
                                                                                       ---------             --------
Costs and expenses:
        Casino                                                                            72,774               77,063
        Hotel                                                                              1,935                2,051
        Food and beverage                                                                  7,602                8,601
        Other                                                                              1,935                2,345
        Rent expense to the Partnership                                                   23,169               28,871
        Rent expense, other                                                                  978                1,113
        General and administrative                                                        20,585               22,785
        Gaming taxes                                                                      10,170               10,020
        Reinvestment obligation expense                                                      540                  588
        Provision for uncollectible accounts                                                 164                  174
        Depreciation and amortization                                                      2,465                2,337
        Interest expense                                                                   7,960                6,745
                                                                                       ---------             --------

             Total costs and expenses                                                    150,277              162,693
                                                                                       ---------             --------

Loss before income taxes                                                                  (2,192)             (14,365)
Income tax benefit                                                                           -0-               (5,398)
                                                                                       ---------             --------

Net loss                                                                               $  (2,192)              (8,967)
                                                                                       =========             ========
Net loss per share (based on 5,003,472 and 5,046,064 weighted average shares outstanding for the nine months ended September 30, 1997
  and 1996, respectively)                                                              $    (.44)               (1.78)
                                                                                       =========             ========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996
                                 (in thousands)


                                                                       1997                1996
                                                                    ---------           ---------
Cash flows from operating activities:
     Net loss                                                        $ (2,192)             (8,967)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                 2,465               2,337
          Deferred rent to the Partnership                             (8,240)             (2,188)
          Deferred interest receivable and
            discount from the Partnership                              (1,291)             (1,123)
          Reinvestment obligation expenses                                540                 588
          Loss (gain) on disposal of assets                                30                (138)
          Deferred income taxes                                            (1)             (5,400)
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                             41                 524
             Other current assets                                         (43)               (377)
             Accounts payable                                             594               1,214
             Other current liabilities                                   (532)             (3,113)
             Other noncurrent liabilities                               1,622                (888)
                                                                    ---------           ---------

Net cash flows used in operating activities                            (7,007)            (17,531)
                                                                    ---------           ---------
Cash flows from investment activities:
     Increase in intangible assets and deferred charges                    (8)               (195)
     Additions to property and equipment                                 (142)            (13,335)
     Increase in other assets                                          (1,476)             (1,297)
     Proceeds from disposition of property                                587                 184
     Increase in long-term receivables                                   (149)             (3,312)
     Receipt of long-term receivables                                  12,451              10,344
                                                                    ---------           ---------

Net cash flows provided by (used in) investment activities             11,263              (7,611)
                                                                    ---------           ---------

Increase (decrease) in cash and cash equivalents                        4,256             (25,142)

Cash and cash equivalents at beginning of period                        8,532              35,747
                                                                    ---------           ---------

Cash and cash equivalents at end of period                           $ 12,788              10,605
                                                                    =========           =========


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

2.      Promotional Allowances
        ----------------------

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. In addition, the estimated cost of providing such promotional allowances to casino patrons for the three and nine months ended September 30, 1997 and 1996 has been allocated to casino operating expenses as follows (in thousands):

                                                                Three Months                           Nine Months
                                                            Ended September 30,                     Ended September 30,
                                                            -------------------                     -------------------
                                                        1997                   1996                 1997           1996
                                                        ----                   ----                 ----           ----
        Hotel                                         $   975                 1,012                2,929          2,593
        Food and beverage                               3,008                 3,262                8,834          9,061
        Other (Entertainment)                             259                   489                  783          1,166
                                                      -------                ------              -------        -------
        Total costs allocated to
          casino operating expenses                   $ 4,242                 4,763               12,546         12,820
                                                      =======                ======              =======        =======

3.    Long-Term Receivables
      ---------------------

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                                     September 30,      December 31,         September 30,
                                                                          1997              1996                  1996
                                                                       --------           --------             --------
                                                                                       (in thousands)
        Expandable Wraparound Mortgage 14%,
          maturities through September 30, 2000
          (net of $7,000,000 discount and
          $8,692,000 discount at September 30, 1997
          and 1996 respectively, and $8,291,000
          discount at December 31, 1996)                               $ 43,500             52,709               55,308
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                             20,000             20,000               20,000
        FF&E promissory notes, 14%                                       15,920             17,244               18,104
        Expansion/Construction promissory note, 14%                         194              2,167                2,779
                                                                       --------           --------             --------

                                                                       $ 79,614             92,120               96,191
                                                                       ========           ========             ========

              Notes to Consolidated Financial Statements (cont'd.)

4.      Property and Equipment
        ----------------------

        Property and equipment consists of the following:

                                                      September 30,       December 31,    September 30,
                                                           1997              1996              1996
                                                         -------           -------           -------
                                                                         (in thousands)
Gaming equipment                                         $18,290            19,153            19,154
Land and land improvements                                 7,598             8,100             8,100
Building                                                  20,070            20,100            19,983
Leasehold improvements                                       745               745               745
Capital lease asset                                          697               613               613
Other equipment                                              107               107               102
                                                         -------           -------           -------
                                                          47,507            48,818            48,697
Less accumulated depreciation and amortization            14,794            13,630            12,869
                                                         -------           -------           -------

Net property and equipment                               $32,713            35,188            35,828
                                                         =======           =======           =======

5.      Loan from the Partnership
        -------------------------

        In accordance with the terms of the Restructuring Agreement entered into by the Corporation and New Claridge on June 16, 1989, the Partnership loaned to New Claridge $3.6 million, which represented substantially all cash and cash equivalents remaining in the Partnership other than funds needed to pay expenses incurred through the closing of the restructuring. This loan is evidenced by an unsecured promissory note and will become payable (i) upon a sale or refinancing of the Claridge;
        (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. Interest, which accrues at 12% per annum, is payable in full upon maturity. As of September 30, 1997, such interest, which is included in other current liabilities, amounted to $3,582,000.

6.      Other Current Liabilities
        -------------------------

        Other current liabilities consist of the following:

                                                September 30,     December 31,       September 30,
                                                    1997              1996              1996
                                                  -------           -------           -------
                                                                (in thousands)

Deferred rent, current                            $15,078            15,078            15,078
Deferred rent, 03/01/97                             1,150               -0-               -0-
Accrued payroll and related benefits                6,353             6,187             6,665
Accrued interest, First  Mortgage Notes             1,665             4,161             1,665
Accrued interest due to Partnership                 3,582             3,258             3,150
Auto and general  liability reserves                1,392             1,228             1,008
Other current liabilities                           2,678             2,518             2,261
                                                  -------           -------           -------
                                                  $31,898            32,430            29,827
                                                  =======           =======           =======

              Notes to Consolidated Financial Statements (cont'd.)

6.      Other Current Liabilities (cont'd.)
        -------------------------

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

        The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and for additional monthly abatements of rent beginning April 1, 1997. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership as additional rent of $25,000 per month for the period April 1, 1997 through December 31, 1997, and of $50,000 per month for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances).

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

8.      Other Noncurrent Liabilities
        ----------------------------

        Other noncurrent liabilities consist of the following:

                                   September 30,             December 31,            September 30,
                                       1997                      1996                     1996
                                     -------                   -------                   -------
                                                            (in thousands)

Contingent Payment                   $19,000                    19,000                    19,000
License agreement                      1,467                       -0-                       -0-
Other                                    534                       379                       341
                                     -------                   -------                   -------
                                     $21,001                    19,379                    19,341
                                     =======                   =======                   =======

              Notes to Consolidated Financial Statements (cont'd.)

8.      Other Noncurrent Liabilities (cont'd.)
        ----------------------------

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of September 30, 1997, accrued interest would have amounted to approximately $53.5 million.

        In connection with the restructuring, Webb agreed to grant those investors in the Corporation and the Partnership ("Releasing Investors"), from whom Webb had received written releases from all liabilities, rights ("Contingent Payment Rights") to receive certain amounts to the extent available for application to the Contingent Payment. Approximately 84% in interest of the investors provided releases and became Releasing Investors. Payments on the Contingent Payment and to Releasing Investors are to be made in accordance with a schedule of priorities, as defined in the Restructuring Agreement.

        On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option of $1 million was recorded as an offset to the Contingent Payment liability which is included in other noncurrent liabilities on the Corporation's consolidated balance sheet. The option may be exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would be $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price. As a result, if the option is exercised, any obligation to pay the accrued interest on the Contingent Payment, as discussed above, would be eliminated, except in respect of the obligation to the Releasing Investors. The purchase price may also increase in an amount not to exceed $10 million if future distributions to Releasing Investors exceed $20 million.

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

        In the event that the option is exercised, it is anticipated that the Contingent Payment would be cancelled so that neither the Corporation nor the Partnership would have any obligation to make any payment in respect of the Contingent Payment before making a distribution to shareholders or limited partners. Upon the purchase and cancellation, however, the Corporation and the Partnership would remain obligated to make payments to the Releasing Investors, in respect of the Contingent Payment Rights, before any

              Notes to Consolidated Financial Statements (cont'd.)

8.      Other Noncurrent Liabilities (cont'd.)
        ----------------------------

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

9.      Income Taxes
        ------------

        The Corporation recorded an income tax benefit of $511,000, and a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the nine months ended September 30, 1997.

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

11.     Recently Issued Accounting Pronouncements
        -----------------------------------------

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128, which is effective for financial statements for annual and interim periods ending after December 15, 1997, changes the calculation of earnings per share, and requires dual presentation of "basic" and "diluted" earnings per share. Management believes the adoption of SFAS 128 will not have a material effect on Corporation's earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1997
-------------------------------------------------------------------

        The Corporation had net income of $1,348,000 for the three months ended September 30, 1997, compared to a net loss of $2,653,000 for the three months ended September 30, 1996.

        During the third quarter of 1997, New Claridge earned total casino revenue (the difference between amounts wagered by and amounts paid to casino patrons) of $43,975,000, reflecting a 2.8% increase over casino revenues earned in the third quarter of 1996. Citywide casino revenues, as reported, for the third quarter of 1997 increased only slightly over the same period of 1996. Citywide casino capacity (i.e. casino square footage) during the third quarter of 1997 increased 4.9% over the third quarter of 1996 as a result of the opening of Bally's Wild Wild West casino on July 1, 1997.

        Table games revenue earned by the Claridge during the third quarter of 1997 totalled $10,302,000, an increase of 2.9% over the third quarter of 1996 table games revenue. Table games drop (the amount of gaming chips purchased by patrons) during the third quarter of 1997 decreased 1.6% from the same period of 1996; however, the "hold" percentage (the percentage of win to drop) was 13.7% during the three months ended September 30, 1997, compared to 13.1% during the same period of 1996. Citywide table games revenue, as reported, decreased 3.7% during the third quarter of 1997 as compared to the third quarter of 1996, while citywide table games drop decreased slightly.

        Slot machine revenues earned by New Claridge during the three months ended September 30, 1997 totalled $33,673,000, reflecting a 2.8% increase over the same period of 1996. Citywide slot machine revenues, as reported, increased 2.3% during the third quarter of 1997 compared to the third quarter of 1996. The average number of slot machines available citywide increased 6.6% during the third quarter of 1997 over the prior year, resulting primarily from the opening of the Bally's Wild Wild West casino; the average number of slot machines available at the Claridge during the third quarter of 1997 decreased 7.3% from the third quarter of 1996, resulting from a reconfiguration project in early 1997 which provided a more comfortable atmosphere for casino patrons.

        Citywide competition for attracting bus passengers continued to ease during the third quarter of 1997, as reflected in the lower average coin incentives issued to bus passengers. During the third quarter of 1997, 237,000 passengers arrived at the Claridge by bus and were issued $3,107,000 in coin incentives, for an average coin incentive per passenger of $13, compared to total bus coin incentives issued during the same period of 1996 of $4,201,000 to 254,000 bus passengers, for an average per passenger of $17. In addition, New Claridge offers promotional incentives to its customers, in the form of coin to play slot machines and gaming chips to play table games, based on their levels of gaming activity. Promotional incentives issued through these direct marketing programs during the third quarter of 1997 totalled $2,977,000, compared to $3,208,000 issued during the third quarter of 1996.

        Hotel revenues for the third quarter of 1997 were $3,102,000, a 4.2% increase over hotel revenues earned during the third quarter of 1996. This increase was due primarily to an increase in the average room rate, to $70 in the third quarter of 1997, from $65 during the same period of 1996; the occupancy rate of 98% during the third quarter of 1997 was slightly lower than the 99% occupancy during the third quarter of 1996. Food and beverage revenues earned during the third quarter of 1997 of $5,353,000 were 10.2% lower than revenues earned during the same period of 1996, due primarily to a reduction in the number of covers (meals served) in the Claridge's buffet, as well as the outsourcing of New Claridge's "fast food" restaurant in late 1996 to an independent operator. This reduction in covers was offset somewhat, by an increase in the average price per cover, to $9.37 in 1997, from $8.27 in 1996. Promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, were $5,317,000 during the third quarter of 1997, a decrease of 8.3% from the third quarter of 1996.

        Total costs and expenses for the third quarter of 1997 of $50,060,000 were 8.7% lower that the third quarter of 1996 expenses of $54,817,000. Casino operating expenses of $24,764,000 decreased 4.5% from expenses during the third quarter of 1996, primarily as a result of lower coin incentives paid, as previously discussed. General and administrative expenses of $6,621,000 reflect a 9.4% decrease from third quarter of 1996 expenses, primarily resulting from lower payroll expenses due to reduced staffing levels initiated as part of New Claridge's cost containment efforts.

        Rent expense due to the Partnership for the third quarter of 1997 of $7,065,000 reflects a decrease from the same period of 1996, primarily due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease (see "Liquidity and Capital Resources"). Prior to these amendments, lease expense (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction to lease expense. For the three months ended September 30, 1997, the reduction to lease expense resulting from the abatement of rent was approximately $2.5 million.

        The Corporation recorded income tax expense of $664,000, offset by a corresponding decrease in the valuation allowance, for the third quarter of 1997, compared to an income tax benefit of $1,467,000 recorded in the third quarter of 1996, as a result of the losses incurred in that period.

Results of Operations for the Nine Months Ended September 30, 1997
------------------------------------------------------------------

        The Corporation had a net loss of $2,192,000 for the nine months ended September 30, 1997, compared to a net loss of $8,967,000 for the same period of 1996.

        Total casino revenue earned by New Claridge during the first nine months of 1997 of $127,253,000 was 1.5% higher than casino revenues earned during the same period of 1996. Citywide casino revenues during that period, as reported, increased 2.3% over the same period of 1996. Casino revenues earned during early 1996 were adversely affected by several severe winter storms; in addition, 1997 results reflect the effects of the 7.1% increase in citywide casino capacity, resulting from the opening of the Trump World's Fair casino in May 1996 and Bally's Wild Wild West casino in July 1997.

        Table games revenue earned by New Claridge during the nine months ended September 30, 1997 was $29,995,000, a decrease of 1.5% from the same period of 1996, due to a lower hold percentage of 14.6% in 1997, compared to 14.9% in 1996. Table games drop during the first nine months of 1997 increased slightly over the same period of 1996. Citywide table games drop, as reported, increased 2.9% during the first nine months of 1997, while citywide table games revenue decreased slightly from 1996 levels.

        New Claridge earned revenues from slot machines of $97,258,000 during the nine months ended September 30, 1997, a 2.4% increase over slot revenues earned during the same period of 1996. Citywide slot machine revenues, as reported, increased 3.7% over the first nine months of 1996. The average number of slot machines available citywide during the first nine months of 1997 increased 7.6% over the same period of 1996 as a result of the opening of new properties and expansions at existing properties. The average number of slot machines available at the Claridge during the first nine months of 1997 decreased 6.0% from the same period of 1996 as a result of the reconfiguration of the casino floor.

        During the nine months ended September 30, 1997, 748,000 bus passengers arrived at the Claridge, and were issued $11,827,000 in coin incentives, for an average coin incentive per passenger of approximately $16. In the same period of 1996, $15,313,000 of coin incentives were issued to 803,000 bus passengers arriving at the Claridge, an average of approximately $19 per passenger. In addition, New Claridge issued promotional incentives through its direct marketing programs of $8,702,000 during the first nine months of 1997, compared to $8,404,000 of incentives issued during the same period of 1996.

        Hotel and food and beverage revenues earned during the first nine months of 1997 were $22,324,000, reflecting a 2.8% decrease from the same period of 1996, due primarily to a reduction in food revenues. This decrease in food revenues resulted from a reduction in the number of covers, to 1,076,000 in 1997 from 1,401,000 in 1996, offset somewhat by an increase in the average price per cover, to $9.36 in 1997 from $7.77 in 1996. The decrease in volume was due primarily to a decline in buffet business, as well as the outsourcing of New Claridge's "fast food" restaurant in late 1996. Hotel occupancy during the first nine months of 1997 was 92%, with an average room rate of $58, compared to 94% occupancy and an average room rate of $55 in the same period of 1996. Promotional expenses during the nine months ended September 30, 1997 were $14,584,000, a slight decrease from the same period of 1996.

        Total costs and expenses during the first nine months of 1997 of $150,277,000, a 7.6% decrease from the same period of 1996. Casino expenses of $72,774,000 were 5.6% lower than 1996 expenses, due to decreased coin incentives paid and lower payroll costs as a result of reduced staffing levels. Food and beverage expenses of $7,602,000 were 11.6% lower than expenses during the first nine months of 1996, due to lower payroll and other operating costs as a result of the reduced volume in the restaurants and cost containment efforts. General and administrative expenses for the nine months ended September 30, 1997 were $20,585,000, a 9.7% decrease from the same period of 1996 due to lower advertising expenditures and decreased payroll costs resulting from lower staffing levels, offset somewhat by increased legal and professional fees incurred as a result of the restructuring/sale efforts in the first quarter of 1997. Interest expense for the nine months ended September 30, 1997 was higher than the same period of 1996 due to the capitalization of interest during the construction of the self-parking garage facility in 1996. Rent expense to the Partnership for the first nine months of 1997 of $23,169,000 was lower than the same period of 1996 as a result of the accounting for lease abatements allowed in accordance with the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease, as previously discussed.

        The Corporation recorded an income tax benefit of $511,000, offset by a corresponding increase in the valuation allowance, for the nine months ended September 30, 1997, compared to an income tax benefit of $5,398,000 recorded in the same period of 1996, as a result of the losses incurred in that period.

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

        At September 30, 1997, the Corporation had a working capital deficiency of $1,584,000 as compared to a working capital deficiency of $7,274,000 at December 31, 1996. The decrease in the working capital deficiency is principally attributable to an increase in cash of $4,256,000, an increase in receivables of $1,453,000 (primarily due to an increase in the current portion of the Expandable Wraparound Mortgage due from the Partnership), and a decrease in interest payable on the Notes of $2,496,000, offset by an increase in other current liabilities of $1,964,000 (primarily due to the deferral of basic rent of $1.3 million on March 1, 1997) and an increase in accounts payable of $594,000. The working capital deficiency at September 30, 1996 was $6,161,000. Current liabilities at September 30, 1997 and December 31, 1996 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $3,582,000 at September 30, 1997 and $3,258,000 at December 31, 1996. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at September 30, 1997 and December 31, 1996 would have been $20,676,000 and $14,662,000, respectively.

        For the nine months ended September 30, 1997, cash flows used in operating activities were $7,007,000, compared to $17,531,000 for the nine months ended September 30, 1996. The improved cash flow was due to (i) improved operating results; (ii) the amendment to the Operating Lease and Expansion Operating Lease, effective March 1, 1997, (as further discussed below) which provided for the deferral of basic rent of $1.3 million on March 1, 1997; and
(iii) a February 28, 1997 license agreement with Thermal Energy Limited Partnership ("Atlantic Thermal"), in consideration for which New Claridge was paid $1.5 million (as further discussed below). Cash flows provided by investment activities for the nine months ended September 30, 1997 were $11,263,000, compared to cash flows used in investment activities for the nine months ended September 30, 1996 of $7,611,000. Cash flows provided by investment activities in the first nine months of 1997 were primarily from the receipt of Expandable Wraparound Mortgage principal payments of $12,451,000. Cash flows used in investment activities in the same period of 1996 for additions to property and equipment include expenditures for the construction of the self-parking garage facility, offset somewhat by Expandable Wraparound Mortgage principal payments of $10,344,000.

        For the nine months ended September 30, 1997, the Corporation's "Adjusted EBITDA" was $11,693,000, compared to $2,338,000 for the same period of 1996. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 have improved over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over prior year levels, no assurances as to the continuation of this improvement can be given.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage, which will mature on September 30, 2000, bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at September 30, 1997 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $105.2 million.

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

        The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership as additional rent of $25,000 per month for the period April 1, 1997 through December 31, 1997, and of $50,000 per month for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and 2003). All abatements of rent in excess of the $38.8 million which was allowed in accordance with the 1989 restructuring will be recognized as a reduction to lease expense as abated.

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


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)





By: /s/ Jean I. Abbott
    -------------------------------------------
        Jean I. Abbott
        Executive Vice President of Finance/
        Chief Financial Officer
        (Authorized Officer, Principal Financial Officer
         and Principal Accounting Officer)



Dated: November 13, 1997