Form 10-K
period 1997-12-31
CLARIDGE HOTEL & CASINO CORP
filed 1998-03-30
CIK 730409

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

(Mark One)

     [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended    December 31, 1997
                                                     -----------------

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
Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
         Title of each class                     on which registered
  ------------------------------               -----------------------
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

Indicate the number of shares outstanding of each class of the Registrant's Stock, as of the latest practicable date:

               Number of Shares Outstanding
                    March 30, 1998
              ----------------------------

Class A Stock            4,970,730            (After deducting 91,770 shares of
                                                        Treasury Stock)

                      DOCUMENTS INCORPORATED BY REFERENCE



                  DOCUMENT                                    FORM 10-K PART

Portions of the definitive Proxy Statement with                    III
respect to the Annual Meeting of Shareholders scheduled to be held on June 16, 1998 (hereinafter referred to as the "Proxy Statement"), but specifically excluding the section entitled "Report on Executive Compensation" which shall not be deemed to be incorporated by reference herein

                                    PART I


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

Current Developments

      During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

      In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. The Corporation did not receive any acceptable proposals in regards to the possible sale of the Corporation.

      In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February

3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996.

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

      Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes (the "Indenture"). In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. Negotiations with Hilton regarding acquisition of the Corporation terminated in April 1997. Management of the Corporation believes that Hilton subsequently disposed of its ownership in the Notes, and that a portion or all of these Notes are now owned by an entity or entities which are controlled by Carl Icahn.

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

      In December 1997, New Claridge obtained a committment from PDS Financial Corporation ("PDS") for a $2 million sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $2 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS.

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

      The Operating Lease has an initial term of 15 years with three 10-year renewal options. Basic annual rent payable during the initial term of the Operating Lease in equal monthly installments was $38,055,000 in 1994, $39,030,000 in 1995, $39,906,000 in 1996, $41,775,000 in 1997 and
      will be $32,531,000 for the nine month period ending September 30, 1998. Basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 for the lease year commencing October 1, 1998 through September 30, 1999, and, subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter.

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

      On March 17, 1986, New Claridge entered into the Expansion Operating Lease Agreement with the Partnership under which New Claridge leased certain improvements (the "Expansion Improvements") made to the Claridge in 1986, for an initial term beginning March 17, 1986 and ending on September 30, 1998 with three 10-year renewal options. Basic annual rent payable during the initial term of the Expansion Operating Lease was $3,870,000 in 1986 (prorated based on the day that the Expansion Improvements opened to the public) and determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount will be adjusted based on the Consumer Price Index with any increase not to exceed two percent per annum. Basic annual rent for 1997 was $4,812,000. Basic rent during the renewal term will be calculated pursuant to a formula, with annual basic rent not to be more than $3 million nor less than $2.5 million and, subsequently, not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

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

      Effective with the consummation of the restructuring in June 1989, the Operating Lease and the Expansion Operating Lease were amended to provide for the deferral of up to $15.1 million of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. All of the $38.8 million of available rent abatements were fully utilized by the end of the first quarter of 1997.

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

      On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option could have been exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would have been $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurred after December 31, 1996. The purchase price may also have increased in an amount not to exceed $10 million if future distributions to Releasing Investors exceeded $20 million. It is estimated that at December 31, 1997, the aggregate amount payable in respect of the Contingent Payment was $76.2 million.

      Given the recent operating results (see Item 1. Business - "Current Developments"), the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

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

      The Claridge's casino consists of approximately 59,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,767 slot machines and sixty-four table games, including thirty-two blackjack tables, eight craps tables, five roulette tables, four Caribbean stud poker tables, four Pai Gow poker tables, two mini-baccarat and two baccarat tables, and seven other specialty games. The hotel with related amenities consists of 502 guest rooms (including 28 corner suites, 26 specialty suites and five tower penthouse suites), four restaurants, a buffet area, three lounges, a private players club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon, and a health club with an indoor swimming pool.

      New Claridge experiences a seasonal fluctuation in demand, which is typical of casino-hotel operations in Atlantic City. Historically, peak demand has occurred during the summer season. New Claridge's principal market is the mid-Atlantic area of the United States. The casino gaming business in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act (the "Act") and regulations thereunder which affect virtually all aspects of casino operations. (See Item 1. Business -- "Competition" and "Gaming Regulation and Licensing").

Competition

      Competition in the Atlantic City casino-hotel market is intense. As of December 31, 1997, the twelve existing casino facilities offered approximately 1,173,000 square feet of gaming space, an 8.6% increase over the casino square footage as of December 31, 1996 of approximately 1,080,000 square feet. In July 1997, Bally's Wild Wild West Casino (located at the existing Bally's at Park Place Casino) commenced operations, adding approximately 74,000 square feet of gaming space to the existing market. The increase in casino square footage in 1996 over 1995 was approximately 12.5%, resulting from the opening of the Trump World's Fair casino and minor casino expansions at several other properties. However, for the years ended December 31, 1997 and 1996, citywide gaming revenues, as reported, increased only 2.4% and 1.8%, respectively, over prior year levels.

      The Atlantic City gaming market is expected to experience significant growth over the next several years as Atlantic City transforms itself from a "day-trip" market to a "destination resort." As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, over $4.6 billion of new investment has been announced or recently completed in the Atlantic City gaming market. In addition to recent increases in casino space and hotel rooms at the existing casinos, several Las Vegas casino operators have announced plans to construct new casinos in Atlantic City.

      In addition to the major casino expansions and the announced new casinos, major infrastructure improvements have begun. A new $268 million convention center, which was completed in May 1997, contains approximately 500,000 square feet of exhibition space, 45 meeting rooms, food service facilities, and a 1,600-car underground parking garage. The new convention center is the largest exhibition space between Boston and Atlanta. A 500-room non-casino hotel, which is linked to the new convention center by an elevated walkway, opened in November 1997. The development of the corridor which links the convention center to the boardwalk area is nearing completion, and features a wide, landscaped boulevard with a reflecting pool, an expanded park area, and a 60-foot lighthouse which is intended to be illuminated each night by a light show. In February 1997, construction of the new $7.5 million bus terminal, which is a major component of this corridor, was completed. The State of New Jersey is also implementing a capital plan of approximately $125 million to upgrade and expand the Atlantic City International Airport.

      All casinos in Atlantic City are part of hotels which offer dining, entertainment, and other guest facilities. As the size of the gaming facilities continue to grow, the need for additional hotel rooms has become evident. During 1996, the number of hotel rooms available citywide increased with the opening of the Trump World's Fair casino (approximately 500 rooms) and the Tropicana's new 600-room hotel tower. Several existing Atlantic City casinos also increased their hotel space in 1997, including Harrah's (approximately 400 rooms), Hilton (approximately 300 rooms), and Caesars (approximately 600 rooms), for a total increase in 1997 of approximately 1,500 hotel rooms. Competition among the existing casino-hotels is based on factors such as promotional allowances and incentives; the attractiveness of the casino area; advertising; customer service; the availability, quality, and price of rooms, food, and beverage; ease and availability of parking and accessing the facility; and entertainment.

       The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1996. During 1996, 9.8 million casino patrons arrived in Atlantic City by bus, an 11% increase over 1995 levels. The increased competition took the form of higher coin incentives, which New Claridge matched, thus increasing its per patron average coin cost to approximately $19 in 1996 from approximately $13 in 1995. New Claridge has relied heavily on attracting patrons who travel to Atlantic City by bus because the Claridge previously lacked a self-parking facility, and has therefore had to remain competitive with other casino operators in regards to the incentives offered. Even with its 1,200-space parking facility, New Claridge will continue to rely on its bus customers as a significant source of business. In 1997, the total number of patrons arriving in Atlantic City by bus decreased slightly, to approximately 9.4 million. In addition, bus package pricing competition eased somewhat; the average coin cost per patron arriving by bus to the Claridge decreased to $16 in 1997.

      The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains the atmosphere of a grand hotel, and on the Claridge's smaller, more intimate size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain a customer base whose wagering spans the same market segments serviced by other casino hotels, but primarily targets the middle, leaving the high-end business to its competitors. New Claridge believes it is uneconomical to pursue the high-end market as its core business because of the high maintenance cost and potential volatility in table games "hold" percentages (the ratio of win to the amount of gaming chips purchased by patrons). The majority of the Claridge's casino revenue is generated by slot machine play, the fastest growing segment of gaming play. In 1996, 75% of the Claridge's casino revenue came from slot play as compared to 69% reported for all

Atlantic City properties. The trend has continued in 1997 with 76% of the Claridge's casino revenue generated from slot play, compared to 69% for all Atlantic City casinos.

      The key elements of New Claridge's marketing plan include the use of complimentaries, promotional activities, entertainment events, player development hosts, a bus program, and the use of commissioned agents to attract groups from outside the company's traditional market areas. New Claridge also operates a direct marketing program to attract and retain customers. New Claridge's Compcard Gold program, which allows patrons to earn various complimentaries, including coins for slot machine play and gaming chips for table play, based on their levels of gaming activity, provides a valuable database of information on playing preferences, frequency and denominations of play, and the amount of gaming revenues produced by gaming patrons. Because of the expanded facilities and amenities now offered at the Claridge, the "Because Smaller is Friendlier" positioning statement was changed to "Smaller, Friendlier and So Much More." This position retains the equity in the intimacy-seeking patron, but extends it to communicate that the Claridge now has a facility capable of comfortably servicing a larger customer base, and offering the same amenities and entertainment found at larger Atlantic City casino hotels.

      Competition in Atlantic City also extends to the employment market. The Commission has promulgated regulations which require staffing levels at Atlantic City casinos which are higher than those for casino-hotels in Nevada. In addition, although the January 1995 amendments to the Act (see Item 1. Business - "Gaming Regulation and Licensing" below) have eased the licensing requirements for some employees, all of New Claridge's casino employees must be licensed. Partly as a result of the licensing requirements, there has been intense competition for experienced casino employees in Atlantic City. Difficulties in hiring personnel licensed by the Commission have elevated labor costs, and licensed personnel frequently leave their current positions for higher paying jobs in other casinos. In addition, the expansion of casino gaming into other jurisdictions has increased the competition for experienced casino management personnel.

      Beginning in the fall of 1988, three events occurred that accelerated the presence of casino gaming in the United States: (i) a statewide ballot issue in South Dakota approved limited-stakes gaming in Deadwood; (ii) the state legislature approved river boat gaming in Iowa in early 1989; and (iii) Congress passed the Indian Gaming Regulatory Act of 1988, which permits unrestricted gaming on Indian land in any state that already allows similar gaming (for example, if the state allows charitable gaming for non-profit organizations, then federally-recognized Indian tribes can run similar operations on their land). Since these events occurred, the gaming industry rapidly expanded; during 1996 and 1997, however, the expansion of gaming slowed considerably. In 1996, although voters in Michigan approved casino gaming for the city of Detroit, gambling measures were defeated in several other states. In January 1997, the New York State Senate voted to deny a statewide referendum to legalize casino gaming in that state. However, in 1997 the New York City Gambling Control Commission was established to regulate the operation of cruises leaving out of New York harbor, which offer gambling once the boat is beyond the three-mile limit of city jurisdiction and in international waters ("cruises to nowhere"). Currently one company is operating an overnight gambling cruise under these regulations, and several more have applied to the New York City Gambling Control Commission for licenses. Legislation to put the issue before Pennsylvania voters has been introduced several times in the past few years, but none has so far succeeded. The current Pennsylvania Governor, Tom Ridge, has indicated that he will require a statewide vote on gaming, as well as local referendum; the requirement for a statewide vote would make the legalization of casino gaming in Pennsylvania a more difficult and expensive possibility than previously anticipated. Management believes that, should casino gaming be legalized in the future in Philadelphia, the effects on Atlantic City casinos and on the Claridge would depend upon the form and scope of such gaming. In 1995, two racetracks in Delaware began offering slot machines at their facilities, with a third racetrack opening a slot machine facility in August 1996. Total combined revenues for these three facilities in 1996 was reported to be $184.4 million, and in 1997 increased to a reported $298.9 million. A bill is currently pending in the Delaware State Legislature which proposes increasing the number of slot machines authorized at any of the three licensed facilities from the current maximum of 1,000 machines to a new maximum of 2,000 machines per facility.

      Indian gaming is currently authorized in many states including New York, Michigan, Minnesota, California, and most notably, Connecticut. In February 1992, the Foxwoods High Stakes Casino and Bingo Hall ("Foxwoods"), operated by the Mashantucket Pequot Indian tribe in Ledyard, Connecticut commenced operations, offering the table games found in Atlantic City as well as bingo rooms. In January 1993, approval was granted by the Connecticut government for Foxwoods to offer slot machines; as of December 31, 1997, approximately 5,600 slot machines were reported to be operational at Foxwoods. In October 1996, the Mohegan Sun Resort opened in Uncasville, Connecticut, near the Foxwoods operation. As of December 31, 1997, this facility, owned by the Mohegan Indians, had approximately 3,000 slot machines, as well as table games. In 1997, these two properties reported an average win per slot machine per day of $326, compared to the Atlantic City average win per slot machine per day of $220.

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

      e. Casino Fees and Taxes. The Act provides for a casino license issue fee of not less than $200,000, based upon the cost of the investigation and consideration of the license application, and renewal fee of not less than $200,000, as amended in January 1995, based upon the cost of maintaining control and regulatory activities. The renewal fee is charged to the casino licensee on a monthly basis, based on the cost of actual investigatory time spent monitoring activities at the casino hotel. In addition, a licensee is subject to (i) a tax of eight percent (8%) of gaming revenues, less the provision for uncollectible accounts, (ii) an annual license fee of $500 on each slot machine, and (iii) an alcoholic beverage fee computed on the basis of the cost of investigatory time spent monitoring each beverage outlet.

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

Employees

      As of December 31, 1997, New Claridge employed approximately 2,200 persons, of whom approximately 850 are represented by labor unions. Approximately 700 of the 850 are represented by the Hotel, Restaurant Employees and Bartender International Union, AFL-CIO, Local 54. In September 1994, the Corporation's collective bargaining agreement covering the employees represented by Local 54 was renewed, together with the collective bargaining agreements of all Atlantic City casinos with respect to Local 54, for a period of five years. During the past three years, local unions have been active in their efforts to organize non-union employees in Atlantic City.

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

      New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the garage, alleging negligence, breach of warranty and breach of contract in the design and construction of the garage. This proceeding is currently pending, with arbitration scheduled to be held in April 1998.

      During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's consolidated tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's 1990 and 1991 taxable years. On January 23, 1997, the Corporation filed a petition with the United States Tax Court requesting a redetermination of the asserted deficiency. The United States Tax Court has set a trial date for this case of June 1, 1998. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's consolidated financial statements.

      The Corporation and its subsidiaries are not parties to any other material litigation other than ordinary routine litigation which is incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"). Therefore, there is no established trading market for any class of shares of the Corporation. In October 1983, 562,500 shares of Class A Stock were sold to Oppenheimer Holdings, Inc., and certain officers and employees of Oppenheimer & Co., Inc., (placement agent for the Partnership and the Corporation) at their par value, $.001 per share, and 4,500,000 shares of Class A Stock were privately offered and sold at $1.2336306 per share. At the same time, 562,500 shares of Class B Stock were sold to Webb at their par value, $.001 per share. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock. On June 16, 1989, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and cancelled. As of March 12, 1998, there were approximately 489 holders of record of the Class A Stock. The Contingent Payment Rights (see Item 1. Business - "Contingent Payment") received by Releasing Investors may or may not be securities. The Corporation, the Partnership and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such action none of the Corporation, the Partnership or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights.

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

Item 6. SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                                               1997             1996            1995             1994              1993
                                               -----            ----            ----             ----              ----
                                                            (in thousands except per share data)
Income Statement Data

Net revenues                                $ 192,753         193,311         203,348          190,755           189,672

Net (loss) income                           $  (5,979)        (15,389)         (1,908)          (6,901)            5,132

Net (loss) income per share                 $   (1.20)          (3.05)           (.38)           (1.37)             1.02

Balance Sheet Data at Year End

Total assets                                $ 150,380         164,163         189,074           190,484          146,338

Current assets                              $  37,096          31,753          55,542            59,426           22,736

Current liabilities                         $  41,234          39,027          40,420            37,003           34,270

Long-term debt, net of
 note payable and
 current installments
 of long-term debt                          $  85,023          85,000          85,000            85,000           35,259


Stockholders' (deficiency) equity           $ (15,813)         (9,834)          5,555             7,463           14,364

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 1997

        The Corporation had a net loss of $5,979,000 for the year ended December 31, 1997, compared to a loss of $20,787,000 before an income tax benefit of $5,398,000 for the year ended December 31, 1996. For the year ended December 31, 1997, the Corporation recorded an income tax benefit of $2,311,000, offset by an increase in the valuation allowance of $2,311,000.

        During 1997, New Claridge's casino revenues were $165,371,000, an increase of 1.2% over total 1996 casino revenues of $163,369,000. Citywide casino revenues, as reported, for the year ended December 31, 1997, increased 2.4% over 1996 revenues. As of December 31, 1997, the twelve existing casino facilities offered approximately 1,173,000 square feet of gaming space (including the addition of Bally's Wild Wild West Casino on July 1, 1997), an 8.6% increase over the casino square footage as of December 31, 1996 of approximately 1,080,000. In addition, the number of hotel rooms available citywide increased, resulting from additions at Harrah's (approximately 400 rooms), Caesars (approximately 600 rooms), and the Hilton (approximately 300 rooms), as well as the 500-room non-casino hotel linked to the new convention center.

        New Claridge's table games revenue for 1997 was $39,256,000, a decrease of 2.8% from 1996 table games revenue of $40,374,000. Although table games drop (the amount of gaming chips purchased by patrons) during 1997 increased 1.2% over 1996 levels, the hold percentage (the percentage of win to drop) decreased to 14.2% in 1997 from 14.8% in 1996. Citywide table games drop, as reported, increased 3.0% during 1997 over 1996 levels, while citywide table games revenue decreased slightly from 1996 revenues, resulting from a reduction in the citywide hold percentage, to 15.5% in 1997, from 15.9% in 1996.

        New Claridge's slot machine revenue during 1997 was $126,115,000, reflecting an increase of 2.5% over 1996 revenues of $122,995,000. Citywide slot machine revenue during 1997, as reported, increased 3.6% over 1996 revenues. The number of slot machines available citywide increased 7.3%, primarily as a result of the opening of Bally's Wild Wild West Casino on July 1, 1997, while the average number of slot machines available at the Claridge decreased 6.0% from 1996 as a result of a reconfiguration of the casino floor in early 1997 which provided a more comfortable atmosphere for casino patrons. As a result, New Claridge's average win per slot machine per day was $197 in 1997, an increase of 8.8% over 1996, compared to a 3.1% decline in the 1997 citywide average win per slot machine per day, to $220.

        During 1997, competition for attracting bus passengers in Atlantic City eased somewhat, as evidenced by reductions in the average coin packages offered to patrons. In 1997, approximately 955,000 casino patrons arrived at the Claridge by bus and were issued $15,023,000 in coin incentives, resulting in an average coin incentive per passenger of $16. This compares to 1,015,000 bus passengers arriving at the Claridge in 1996, at an average coin incentive per passenger of $19, for a total of $19,495,000 of coin incentives. In addition to the bus program, New Claridge offers promotional incentives to its customers through direct marketing programs, in the form of coin to play slot machines and gaming chips to play table games based on their levels of gaming activity. Promotional incentives issued through these direct marketing programs in 1997 totalled $11,366,000, compared to $11,031,000 in 1996.

        Hotel revenues earned in 1997 of $9,456,000 were 3.3% higher than 1996 revenues of $9,150,000. Hotel occupancy in both 1997 and 1996 was 91%, while the average room rate was $58 and $56, respectively. Food and beverage revenues earned during 1997 were $19,609,000, reflecting a 4.8% decline from 1996 revenues. This decrease was due primarily to a reduction in the number of covers (meals served) in 1997 to 1,364,000 from

1,735,000 covers in 1996, offset somewhat by an increase in the average price per cover to $9.56 in 1997 from $8.08 in 1996. The decrease in volume was due primarily to a decline in buffet business, as well as the outsourcing of New Claridge's "fast food" restaurant in late 1996. Promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, increased slightly during 1997 to $19,272,000, from $19,241,000 in 1996.

        Total costs and expenses for the year ended December 31, 1997 were $198,732,000, reflecting a 7.2% decrease from 1996 expenses. Casino expenses of $96,760,000 were 3.5% lower than 1996 expenses as a result of the lower bus program coin incentives paid, as well as lower payroll costs resulting from reduced staffing levels initiated as part of New Claridge's cost containment efforts. Food and beverage expenses of $9,811,000 were 10.3% lower than 1996 expenses, due to lower payroll and other operating costs as a result of the reduced volume in the restaurants and cost containment efforts. General and administrative expenses of $27,157,000 decreased 11.1% from 1996 levels, due to lower advertising expenditures and decreased payroll costs resulting from lower staffing levels; 1997 expenses included approximately $1.3 million for financial and legal services related to the Corporation's attempted reorganization early in the year. Interest expense in 1997 was higher than 1996 due to the capitalization of interest during the construction of the self-parking garage facility in 1996.

        Rent expense to the Partnership in 1997 of $30,554,000 was lower than 1996 expense due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease (see "Liquidity and Capital Resources"). Prior to these amendments, lease expense (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction to lease expense. For the year ended December 31, 1997, the reduction to lease expense resulting from the abatement of rent was approximately $9 million.

        For the year ended December 31, 1997, the Corporation recorded an income tax benefit of $2,311,000,which represents the tax benefit likely to be realized as a result of the carry forward of Federal net operating losses, offset by an increase in the valuation allowance of $2,311,000. For the year ended December 31, 1996, the Corporation recorded an income tax benefit of $5,398,000, which represents the tax benefit likely to be realized as a result of the carry forward of Federal net operating losses, net of an increase in the valuation allowance of $2,460,000 and increased deferred tax credits.

Results of Operations for the Year Ended December 31, 1996

        The Corporation had a loss of $20,787,000 before an income tax benefit of $5,398,000 for the year ended December 31, 1996, as compared to a loss of $2,278,000 before an income tax benefit of $370,000 for the year ended December 31, 1995.

        For the year ended December 31, 1996, casino revenue was $163,369,000, a decrease of 3.7% from 1995 casino revenue of $169,607,000, and an increase of 4.6% over 1994 casino revenue. Citywide casino revenues, as reported for the year ended December 31, 1996, increased 1.8% over 1995 revenues. Citywide casino revenues in the first quarter of 1996 were adversely affected by several severe winter storms, most notably the January blizzard, which blanketed the Northeastern United States with a record amount of snow, as compared to the milder weather conditions experienced in the first quarter of 1995. In the second quarter of 1996, the Trump World's Fair casino commenced operations, contributing to the 12.5% increase in citywide casino square footage in 1996. In addition, the number of hotel rooms available citywide increased in the second quarter of 1996 with the opening of the Trump World's Fair casino (approximately 500 rooms) and the Tropicana's new

600-room hotel tower, adding to the already intense competition for casino patrons. On July 10, 1996, the Claridge's self-parking garage, which had opened on June 28, 1996, was closed due to a fatal accident, and was not reopened until September 20, 1996, when certain structural enhancements were completed. As a result of not having the use of the self-parking garage during the busy summer season, the Claridge was unable to take full advantage of certain promotional programs designed to capture the more profitable drive-in casino patron. In addition, major infrastructure improvements in Atlantic City related to the construction of the new convention center and the corridor project linking the center to the boardwalk resulted in considerable traffic congestion on roads leading into and around Atlantic City.

        New Claridge's table games revenue for 1996 was $40,374,000, an increase of 2.9% over table games revenue earned during 1995. Although table games drop during 1996 increased 6.5% over 1995, the hold percentage decreased to 14.8% in 1996, from 15.3% in 1995. The increase in table games drop activity in 1996 was a result of the introduction of several new player development programs, including a junket/splinter program, and the offering of gaming chip coupons, as well as the introduction of certain specialty table games, such as "Caribbean Stud Poker" and "Let It Ride Poker". Citywide table games revenue, as reported for 1996, increased 1.1% over 1995 revenue.

        New Claridge's slot machine revenue in 1996 totalled $122,995,000, reflecting a 5.6% decrease from 1995 slot machine revenue. Citywide slot machine revenue as reported for 1996 increased 2.1% over 1995 slot machine revenue. The decrease experienced by the Claridge, and many of the other Atlantic City casinos, resulted from the increased competition as a result of, most notably, the opening of the Trump World's Fair casino in May 1996, as well as minor expansions of existing casino space at other properties. The average number of slot machines available citywide in 1996 increased 10.5% over 1995, while the average number of slot machines available at the Claridge in 1996 was consistent with 1995.

        Beginning in the latter part of 1995, competition for bus customers began to increase, in the form of increased coin incentives offered to these customers. Because of its lack of a self-parking garage at that time, and therefore its dependency on the bus market, New Claridge had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. In 1996, the competition for bus customers became even more intense, as the average cost of coin incentives issued to patrons arriving by bus to the Claridge increased to approximately $19 in 1996, from approximately $13 in 1995. In total, during 1996, New Claridge issued $19,495,000 in coin incentives to 1,015,000 bus patrons, compared to $12,502,000 of coin incentives issued to 976,000 bus patrons in 1995. Promotional incentives issued through the direct marketing programs in 1996 totalled $11,031,000, compared to $12,667,000 in 1995. Promotional incentives in 1995 included incentives offered to new customers who were identified based on demographic models; analysis of the results of this program resulted in a reduction of these prospecting efforts, starting in late 1995.

        Hotel revenues earned in 1996 of $9,150,000 were in line with hotel revenues earned during 1995. Hotel occupancy during 1996 was 91%, with an average room rate of $56, comparable to the 92% occupancy in 1995, with an average room rate of $55. For the year ended December 31, 1996, New Claridge earned food and beverage revenues of $20,602,000, a 4.2% increase over 1995 revenues. The increase in food and beverage revenues was due to an increase in the average price per cover to $8.08 in 1996, from $7.40 in 1995, primarily in banquet functions. The total number of covers served during 1996 was 1,735,000, a decrease from the 1,775,000 covers in 1995. The decrease in covers was primarily due to the closing of New Claridge's "fast food" outlet in September 1996; this outlet was reopened later in the year as a "fast food" Chinese restaurant, managed by an independent operator. Other revenues earned during 1996 of $2,671,000 increased over 1995 other revenues of $2,136,000, primarily due to an increase in showroom revenues resulting from a more aggressive entertainment policy in 1996. Promotional allowances increased to $19,241,000 in 1996, from $16,326,000 in 1995, due to the increased efforts to maintain casino revenue market share. As a result, hotel, food and beverage, and other revenues, net of promotional allowances, for the year ended December 31, 1996 were $13,182,000, a decrease from those revenues net of promotional allowances for the year ended December 31, 1995 of $14,774,000.

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

        Beginning in 1995, and annually thereafter, the Corporation is required to make an offer ("Excess Cash

Offer") to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the Indenture), from the preceding year. If less than $5 million is available to make such payments (i.e. if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1997, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1998.

        At December 31, 1997, the Corporation had a working capital deficiency of $4,138,000, as compared to a working capital deficiency of $7,274,000 at December 31, 1996. The decrease in the working capital deficiency is principally attributable to increases in cash and cash equivalents of $3,892,000, an increase in receivables of $1,723,000 (primarily due to an increase in the current portion of the Expandable Wraparound Mortgage due from the Partnership), offset by an increase in other current liabilities of $1,963,000 (primarily due to the deferral of basic rent on March 1, 1997), an increase in accounts payable of $205,000, and a decrease in prepaid expenses and other current assets of $264,000. Current liabilities at December 31, 1997 and 1996 included deferred rental payments of $15,078,000, and the $3.6 million loan from the Partnership plus accrued interest thereon of $3,690,000 and $3,258,000 at December 31, 1997 and 1996, respectively. The deferred rental payments and $3.6 million loan will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at December 31, 1997 and 1996 would have been $18,230,000 and $14,662,000, respectively.

        For the year ended December 31, 1997, cash flows used in operating activities were $11,543,000, compared to cash flows used in operating activities of $22,650,000 for the year ended December 31, 1996. The decrease in cash used in operating activities was primarily due to the decrease in pre-tax net loss. Cash flows provided by investment activities for the year ended December 31, 1997 were $15,451,000, compared to cash flows used in investment activities of $4,565,000 for the year ended December 31, 1996. Cash flows used in investment activities for 1996 for additions to property and equipment included expenditures for the construction of the self-parking facility, while 1997 expenditures for property and equipment were minimal. Expenditures for property and equipment in 1997 and 1996 were offset by Expandable Wraparound Mortgage principal payments of $17,120,000 and $13,845,000, respectively. Cash flows used by financing activities in 1997 represent payments of a capital lease obligation for certain gaming equipment.

        For the year ended December 31, 1997, the Corporation's "Adjusted EBITDA" was $12,432,000, compared to $2,222,000 for the year ended December 31, 1996. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles. For the year ended December 31, 1997, the ratio of earnings (defined as pre-tax income (loss) from continuing operations, adjusted to exclude fixed charges consisting of interest expense, interest capitalized, and such portion of rental expense as can be demonstrated to be representative of the interest factor) to fixed charges increased to .71, from
 .06 in 1996, and compared to .85
in 1995. The deficiency of earnings to fixed charges in 1997, 1996 and 1995 was $5,922,000, $21,828,000, and $3,416,000, respectively.

        During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

        In late July 1996, management of the Corporation determined that due to the serious deterioration in the Corporation's cash flow, without a significant improvement in its operating results, it was unlikely that the Corporation would be able to meet its obligations to pay interest on the Notes beyond the August 1996 payment. In addition to taking steps to conserve cash by reducing various operating expenses, the Corporation engaged a financial advisor, Dillon, Read & Co., Inc., to assist in formulating a proposal to the holders of the Notes to restructure the Corporation's obligations under the Notes. At the same time, the Corporation was working with Dillon, Read & Co., Inc. to attempt to find a buyer of the Corporation, or an investor that would be in a position to inject additional capital into the Corporation to enable the Corporation to meet its ongoing obligations. The Corporation did not receive any acceptable proposals in regards to the possible sale of the Corporation.

        In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996.

        On January 12, 1997, management of the Corporation was contacted, through an agent, by Hilton, regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. On January 30, 1997, the Corporation issued a press release indicating that the Corporation would not make the interest payment due on the Notes on February 3, 1997, and that the Corporation had entered negotiations with Hilton regarding acquisition of the Corporation by Hilton through a prepackaged bankruptcy plan. At that time, a representative of Hilton indicated that Hilton had acquired approximately 35% to 40% of the Notes. On February 5, 1997, three holders of the Notes, who were members of the unofficial committee which they had formed, filed a petition for involuntary bankruptcy against the Corporation in the bankruptcy court for the District of New Jersey.

        Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the Indenture. In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. Negotiations with Hilton regarding acquisition of the Corporation terminated in April 1997. Management of the Corporation believes that Hilton subsequently disposed of its ownership in the Notes, and that a part or all of these Notes are now owned by an entity or entities which are controlled by Carl Icahn.

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

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, limited capital expenditures, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over 1996 levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1998 to approximately $2 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994, and the construction of the self-parking garage, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management will also consider various refinancing efforts, including a sale of the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the self-parking garage; recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. However, there is no assurance that the Corporation will be successful in realizing any recovery.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at December 31, 1997 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $100.6 million.

        Effective March 1, 1997, the Corporation, New Claridge, and the Partnership entered into a restructuring agreement, pursuant to which New Claridge agreed to use its best efforts to cause the Wraparound Modification, that is permitted by, or is in compliance with, the terms of the Indenture. The Wraparound Modification, if so permitted, will provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding. In addition to the modification to the Expandable Wraparound Mortgage, the Corporation, New Claridge, and the Partnership agreed to modify certain terms of the Operating Lease and Expansion Operating Lease agreements, as discussed below.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. During the third quarter of 1991, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. All of the $38.8 million of available rent abatements had been fully utilized by the end of the first quarter of 1997.

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

        In December 1997, New Claridge obtained a committment from PDS for a $2 million sale lease-back facility. Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $2 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS.

        Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Corporation's management anticipates using primarily internal staff to identify, correct and test the systems for year 2000 compliance, which therefore are not likely to result in incremental costs, but rather will represent a redeployment of existing information technology resources. Therefore, the Corporation does not expect the amounts required to be expensed related to correcting this problem over the next two years to have a material effect on its financial position or results of operations. Although managment of the Corporation anticipates completion of this project by the end of 1999, there can be no assurances of this, and if the modifications are not completed timely, the "year 2000" problem could have a material impact on the Corporation's ability to conduct its business.

        No tax benefit was recorded for the year ended December 31 1997, due to an increase in the valuation allowance provided, resulting from the uncertainty of realizing any tax benefit in future periods as a result of the current financial condition of the Corporation (see Item 1. Business "Current Developments"). The components of income tax expense did not change significantly from the prior year except for the increase in the valuation allowance of $2,311,000 which was provided against deferred tax assets as of December 31, 1997. The effective tax rate for the year ended December 31, 1996 was (26%), caused by the ratio of the increased loss over disallowed deductions and the increase in valuation allowance as compared to the prior year loss and disallowed deductions. The increase in the valuation allowance for the year ended December 31, 1996 was $2,460,000.

Recently Issued Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128, which is effective for financial statements for annual and interim periods ending after December 15, 1997, changes the calculation of earnings per share, and requires dual presentation of "basic" and "diluted" earnings per share. The adoption of SFAS 128 did not have a material effect on the Corporation's earnings per share.

        Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130), was issued in June 1997. SFAS 130 becomes effective for the Corporation's fiscal year 1998, and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items, foreign currency translation adjustments, and gains and losses on certain securities, be shown in a financial statement. SFAS 130 does not require a specific format for the financial statements in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management of the Corporation believes that the adoption of SFAS 130 will not have a material effect on the consolidated financial statements.

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

        In addition to the expansion of the Atlantic City gaming market, casino activity outside of Atlantic City could have an impact on the Corporation's future operating results. Although the expansion of legalized gaming throughout the United States slowed somewhat during 1996 and 1997, current operations in certain markets, most notably Indian gaming in Connecticut and slot machine facilities at the Delaware racetracks, may have had, and may continue to have, an impact on the Atlantic City casino industry. In 1997, the three racetracks in Delaware which offer slot machines reported revenues of $298.9 million. A bill is currently pending in the Delaware State Legislature which proposes increasing the number of slot machines authorized at any of the three licensed facilities from the current maximum of 1,000 machines to a new maximum of 2,000 machines. This would allow the Delaware facilities to rival the slot capacity of many of the casinos in Atlantic City. The Foxwoods Casino and the Mohegan Sun Resort in Connecticut reported an average win per slot machine per day of $326, compared to the Atlantic City average win per slot machine per day of $220 in 1997. In 1997, the New York City Gambling Control Commission was established to regulate the "cruises to nowhere", which include gaming in international waters; currently one such vessel is operating out of New York Harbor. In addition, although New York and Pennsylvania have not, to date, been successful in legalizing casino gaming, management believes that, should casino gaming be legalized in the future in those states, the effects on Atlantic City casinos and on the Claridge would depend on the form and scope of such gaming.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-29 of this report.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THIS REGISTRANT

Name                         Office                                   Age
----                         ------                                   ---
David W. Brenner             Chairman, Director                        62
Robert M. Renneisen          President, Director                       51
Shannon L. Bybee             Director                                  60
A. Bruce Crawley             Director                                  52
Ned P. DeWitt                Director                                  58
James M. Montgomery          Director                                  58
Mark H. Sayers               Director                                  48
Jean I. Abbott               Executive Vice President                  42
Frank A. Bellis, Jr.         Senior Vice President,  Secretary         44
Albert T. Britton            Executive Vice President                  41
Glenn S. Lillie              Vice President                            49

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

        Mr. Bybee has served as a member of the Board of Directors of the Corporation since July 1988. He currently is Associate Professor for Gaming Management, Law & Regulation, at University of Nevada Las Vegas. From July 1993 to August 1994 Mr. Bybee served as President and Chief Operating Officer for United Gaming, Inc. Mr. Bybee was the Corporation's Chairman of the Board from November 1988 to July 1993, and from August 1988 to October 1988. In June 1989, Mr. Bybee was appointed to serve as the Chief Executive Officer of the Corporation and New Claridge, a position he held through July 1993. From 1983 to 1987, he was Senior Vice President of Golden Nugget, Incorporated which operated the Golden Nugget Casino Hotel in Atlantic City. From 1981 to 1983, Mr. Bybee was President of GNAC Corporation, which operated the Golden Nugget Casino Hotel in Atlantic City.

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

        Mr. DeWitt has served as a member of the Board of Directors of the Corporation since May 1995. Since July 1997, Mr. DeWitt has been Chairman and Chief Executive Officer of U'Race Corporation. Mr. DeWitt served as President, Chief Executive Officer, and a member of the Board of Directors of LBE Technologies, Incorporated, in Saratoga, California, from November 1994 to February 1997. From November 1993 to August 1994, he served as President of SEGA Enterprises, (USA) in Redwood City, California. Mr. DeWitt also served as President of the Entertainment Group of Madison Square Garden from July 1990 to August 1991, and as President of Source Service Corporation from December 1986 to April 1989. He also served, from 1973 through 1982, as President and Chief Executive Officer of Six Flags Corporation.

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

        Ms. Abbott served as a member of the Board of Directors of the Corporation from August 1989 to June 1994, and served as a consultant to the Corporation until March 26, 1994, at which time she became a Vice President of New Claridge. Currently, Ms. Abbott serves as Executive Vice President of Finance and Corporate Development of New Claridge, a position she has held since September 1997. From September 1996 to August 1997, she served as Executive Vice President of Operations, and from July 1995 to August 1996, she was Executive Vice President of Marketing and Casino Operations. From October 1992 to July 1993, Ms. Abbott was Finance Director for the United Way of Atlantic County. She was Assistant Professor at Stockton State College from September 1989 to June 1991. She served as Senior Vice President, Treasurer of the Corporation and Senior Vice President, Controller of New Claridge from May 1987 to September 1989. She was Vice President, Controller of New Claridge from October 1985 to May 1987 and she was Director of Finance of New Claridge from April 1984 to October 1985. From October 1980 through April 1984, Ms. Abbott held various executive positions with New Claridge and its corporate predecessor.

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

        Further information regarding the directors and certain executive officers of the Corporation and/or New Claridge is incorporated by reference to the information contained under the caption "Voting" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 1998.

Item 11. EXECUTIVE COMPENSATION

        Information contained under the caption "Executive Compensation" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 1998 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 1997, there were no beneficial owners of more than 5% of the Corporation's Class A Stock.

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

                  10(c) Expandable Wraparound Mortgage Loan Agreement between New Claridge and Atlantic City Boardwalk Associates, L.P. Incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended December 31, 1995.

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

                  10(bj) Amended Employment Agreement between Robert M.
                         Renneisen and The Claridge at Park Place,
                         Incorporated effective January 1, 1997. Incorporated by reference to Exhibit 10(bj) to Form 10-K for the year ended December 31, 1996.

                  10(bk) Amended Employment Agreement between Albert T.
                         Britton and The Claridge at Park Place, Incorporated effective January 1, 1997. Incorporated by reference to Exhibit 10(bk) to Form 10-K for the year ended December 31, 1996.

                  10(bm) Amended Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated effective November 1, 1996. Incorporated by reference to Exhibit 10(bm) to Form 10-K for the year ended December 31, 1996.

                  10(bn) Employment Agreement between Frank A. Bellis, Jr. and
                         The Claridge at Park Place, Incorporated effective November 1, 1996. Incorporated by reference to
                         Exhibit 10(bn) to Form 10-K for the year ended December 31, 1996.

                  10(bo) Employment Agreement between Glenn Lillie and The
                         Claridge at Park Place, Incorporated effective February 1, 1997. Incorporated by reference to
                         Exhibit 10(bo) to Form 10-K for the year ended December 31, 1996.

                  10(bp) Spreader Agreement of a Certain Mortgage, Assignment
                         of Leases and Rents, Security Agreement and Financing Statement by The Claridge at Park Place, Incorporated in favor of IBJ Schroder Bank & Trust Company, as Collateral Trustee, dated January 28, 1997. Incorporated by reference to Exhibit 10(bp) to Form 10-K for the year ended December 31, 1996.

                  10(bq) Spreader Agreement and Modification of Spreader
                         Agreement of a Certain Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement by The Claridge at Park Place, Incorporated in favor of IBJ Schroder Bank & Trust Company, as Collateral Trustee, dated February 18, 1997. Incorporated by reference to Exhibit 10(bq) to Form 10-K for the year ended December 31, 1996.

                  10(br) Fifth Amendment to Operating Lease Agreement and
                         Fourth Amendment to Expansion Operating Lease Agreement between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective March 1, 1997. Incorporated by reference to Exhibit 10(br) to Form 10-K for the year ended December 31, 1996.

                  10(bs) Restructuring Agreement between The Claridge Hotel
                         and Casino Corporation, The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective March 1, 1997. Incorporated by reference to Exhibit 10(bs) to Form 10-K for the year ended December 31, 1996.

                  12(a) Statement of Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference to Exhibit
                         12.1 to Form S-1 Registration Statement (file number 33-71550) dated November 12, 1993.

                  12(b) Statement of Computation of Ratio of Earnings to Fixed Charges.

                  22(a) Subsidiaries of the Corporation. Incorporated by reference to Exhibit 22(a) to Form 10-K for the year ended December 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     CLARIDGE HOTEL AND CASINO CORPORATION

Dated:  March 30, 1998         By:/s/ ROBERT M. RENNEISEN           By:/s/ JEAN I. ABBOTT
----------------------         --------------------------           ---------------------
                                 Robert M. Renneisen                   Jean I. Abbott
                                 Chief Executive Officer               Chief Financial Officer and
                                                                       Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                 Capacity                          Date
         ---------                 --------                          ----

 /s/ DAVID W. BRENNER              Chairman, Director            March 30, 1998
---------------------
David W. Brenner

 /s/ ROBERT M. RENNEISEN           President, Director           March 30, 1998
------------------------           (Chief Executive Officer)
Robert M. Renneisen

/s/ SHANNON L. BYBEE               Director                      March 30, 1998
--------------------
Shannon L. Bybee

/s/ A. BRUCE CRAWLEY               Director                      March 30, 1998
---------------------
A. Bruce Crawley

/s/ NED P. DEWITT                  Director                      March 30, 1998
-----------------
Ned P. DeWitt

/s/ JAMES M. MONTGOMERY            Director                      March 30, 1998
------------------------
James M. Montgomery

/s/ MARK H. SAYERS                 Director                      March 30, 1998
-------------------
Mark H. Sayers

/s/ JEAN I ABBOTT                  Executive Vice President      March 30, 1998
------------------                 (Chief Financial Officer/
Jean I. Abbott                     Treasurer/Principal
                                   Accounting Officer)

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES




                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE





                                                                       Page
                                                                   Reference In
                                                                    Report on
                                                                    Form 10-K
                                                                   -------------

Independent Auditors' Report........................................    F-2

Consolidated Balance Sheets at December 31, 1997 and 1996...........    F-3

Consolidated Statements of Operations and Accumulated (Deficit)
 Earnings for the Years Ended December 31, 1997, 1996 and 1995......    F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..................................    F-5

Notes to Consolidated Financial Statements..........................    F-7

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts............    F-29


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Claridge Hotel and Casino Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Corporation has suffered recurring losses from operations and has experienced diminishing liquidity as a result of a deterioration in its cash flow and limited availability of working capital sources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.




                                             KPMG Peat Marwick LLP
Short Hills, New Jersey
March 4, 1998

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1997 and 1996
                            (dollars in thousands)

                                                                                 1997               1996
                                                                                ------             ------
Assets
Current Assets:
     Cash and cash equivalents                                                 $ 12,424              8,532
     Receivables, net (including $19,878 and $18,392 in 1997
       and 1996, respectively, due from Partnership) (note 4)                    21,467             19,744
     Inventories                                                                    270                278
     Prepaid expenses and other current assets                                    2,935              3,199
                                                                               --------            -------
         Total current assets                                                    37,096             31,753
                                                                               --------            -------

Property and equipment (note 5)                                                  47,579             48,818
     Less accumulated depreciation and amortization                             (15,485)           (13,630)
                                                                               --------            -------
         Net property and equipment                                              32,094             35,188
                                                                               --------            -------

Long-term receivables due from Partnership (note 4)                              75,465             92,120
Deferred charges at cost, less accumulated amortization                           2,020              2,575
Other assets (note 6)                                                             3,705              2,527
                                                                               --------            -------
                                                                               $150,380            164,163
                                                                               ========            =======
Liabilities and Stockholders' Equity
Current Liabilities:
     Current maturities of long-term debt (note 9)                             $     39                -0-
     Accounts payable                                                             3,202              2,997
     Loan from the Partnership (note 7)                                           3,600              3,600
     Other current liabilities (note 8)                                          34,393             32,430
                                                                               --------            -------
         Total current liabilities                                               41,234             39,027
                                                                               --------            -------

Long-term debt (note 9)                                                          85,023             85,000
Deferred rent due to Partnership (note 13)                                       16,506             28,010
Deferred income taxes (note 12)                                                   2,580              2,581
Other noncurrent liabilities (note 10)                                           20,850             19,379

Commitments and contingent liabilities (notes 13 and 15)

Stockholders' equity (notes 16 and 17):
     Common stock
       Class A, par value $.001, authorized and
         issued 5,062,500 shares                                                      5                  5
     Additional paid-in capital                                                   5,048              5,048
     Accumulated (deficit) earnings                                             (20,866)           (14,887)
     Treasury stock, 91,770 and 16,436 Class A
       shares at cost in 1997 and 1996, respectively                                -0-                -0-
                                                                               --------            -------
         Total stockholders' (deficiency) equity                                (15,813)            (9,834)
                                                                               --------            -------
                                                                               $150,380            164,163
                                                                               ========            =======

          See accompanying notes to consolidated financial statements.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Accumulated (Deficit) Earnings
             For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands except per share data)

                                                               1997                1996               1995
                                                            ---------            --------           --------
Revenue:
     Casino                                                  $165,371             163,369            169,607
     Hotel                                                      9,456               9,150              9,195
     Food and beverage                                         19,609              20,602             19,769
     Interest from the Partnership                             14,230              16,007             17,195
     Interest, other                                              439                 753              1,772
     Other                                                      2,920               2,671              2,136
                                                             --------            --------           --------
                                                              212,025             212,552            219,674
     Less promotional allowances (note 11)                     19,272              19,241             16,326
                                                             --------            --------           --------

         Net revenues                                         192,753             193,311            203,348
                                                             --------            --------           --------

Costs and expenses:
     Casino                                                    96,760             100,220             92,571
     Hotel                                                      2,570               2,673              3,224
     Food and beverage                                          9,811              10,938             11,783
     Other                                                      2,617               2,967              2,961
     Rent expense to the Partnership (note 13)                 30,554              38,561             37,638
     Rent expense, other (note 13)                              1,283               1,484              1,512
     General and administrative                                27,157              30,539             28,641
     Gaming taxes                                              13,215              13,053             13,583
     Reinvestment obligation expenses (note 6)                    684                 836              1,442
     Provision for uncollectible accounts                         218                 238               (160)
     Depreciation and amortization                              3,296               3,239              2,915
     Interest expense, other                                   10,567               9,350              9,516
                                                             --------            --------           --------

         Total costs and expenses                             198,732             214,098            205,626
                                                             --------            --------           --------

Loss before income taxes                                       (5,979)            (20,787)            (2,278)
Income tax benefit (note 12)                                      -0-              (5,398)              (370)
                                                             --------            --------           --------
Net loss                                                       (5,979)            (15,389)            (1,908)
                                                             --------            --------           --------

Accumulated (deficit) earnings  at beginning of period        (14,887)                502              2,410
                                                             --------            --------           --------

Accumulated (deficit) earnings at end of period              $(20,866)            (14,887)               502
                                                             ========            ========           ========

Net loss per share - basic (note 3(i))                       $  (1.20)              (3.05)              (.38)
                                                             ========            ========           ========

          See accompanying notes to consolidatedfinancial statements.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1997, 1996 and 1995
                                (in thousands)

                                                                1997                 1996               1995
                                                              --------             --------           --------
Cash flows from operating activities:
     Net loss                                                  $(5,979)            (15,389)            (1,908)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:

       Depreciation and amortization                             3,296               3,239              2,915
       Deferred rent to the Partnership                        (11,504)             (2,737)            (2,386)
       Deferred interest receivable and
         discount from the Partnership                          (1,752)             (1,524)            (1,326)
       Reinvestment obligation expenses                            684                 836              1,442
       Loss (gain) on disposal of assets                            30                (138)               (33)
       Deferred income taxes - noncurrent                           (1)             (4,542)              (762)

       Change in assets and liabilities:
         Receivables, net, excluding current portion
           of long-term receivables                               (228)                338               (629)
         Inventories                                                 8                   1                 45
         Prepaid expenses and other current
           assets excluding current portion of
           reinvestment obligation credit                          264                (491)             3,888
         Accounts payable                                          205                (883)             1,098
         Other current liabilities                               1,963                (510)             2,319
         Other noncurrent liabilities                            1,471                (850)               229
                                                               -------             -------             ------

Net cash flows (used in) provided by
     operating activities                                      (11,543)            (22,650)             4,892
                                                               -------             -------             ------


                                  (Continued)

          See accompanying notes to consolidated financial statements

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Cont'd.)
             For the Years Ended December 31, 1997, 1996 and 1995
                                (in thousands)

                                                                             1997                1996               1995
                                                                           --------            --------           -------
Cash flows from investment activities:
     Increase in deferred charges                                         $      (7)               (195)               (59)
     Additions to property and equipment, net                                  (136)            (13,455)           (17,493)
     Additions to other assets                                               (1,905)             (1,436)             1,557
     Proceeds from disposition of property                                      587                 184                 75
     Increase in long-term receivables                                         (208)             (3,508)            (2,483)
     Receipt of long-term receivables                                        17,120              13,845             12,014
                                                                           --------             -------            -------

Net cash flows provided by (used in) investment activities                   15,451              (4,565)            (6,389)
                                                                           --------             -------            -------

Cash flows from financing activities:
     Payment of long-term debt                                                  (16)                -0-                -0-
                                                                           --------             -------            -------

Net cash flows used by financing activities                                     (16)                -0-                -0-
                                                                           --------             -------            -------

Increase (decrease) in cash and cash equivalents                              3,892             (27,215)            (1,497)

Cash and cash equivalents at beginning of period                              8,532              35,747             37,244
                                                                           --------             -------            -------

Cash and cash equivalents at end of period                                 $ 12,424               8,532             35,747
                                                                           ========            ========            =======


Supplemental cash flow disclosures:
     Interest paid, net of amounts capitalized                             $ 10,135               8,918              9,084
                                                                           ========            ========           ========

     Income taxes paid                                                     $    -0-                 -0-                677
                                                                           ========            ========           ========

Non-cash financing and investing activities:
     Capital lease obligation incurred to acquire
         Casino Assets                                                     $     78                 -0-                -0-
                                                                           ========            ========           ========


          See accompanying notes to consolidatedfinancial statements.

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

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


2.      CURRENT DEVELOPMENTS

        During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

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

        In November 1996, while the sales efforts were continuing, the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. Accordingly, management, working together with financial and legal advisors, formulated a plan for restructuring the Corporation's obligations. The terms of the proposed plan were presented to the noteholders at a meeting held on December 3, 1996.

        On January 12, 1997, management of the Corporation was contacted, through an agent, by Hilton Hotel Corporation ("Hilton"), regarding a possible sale of the Corporation to Hilton, and shortly thereafter, the Corporation began negotiations with Hilton. On January 30, 1997, the Corporation issued a press release indicating that the Corporation would not make the interest payment due on the Notes on February 3, 1997, and that the Corporation had entered

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


2.      CURRENT DEVELOPMENTS (cont'd.)

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

        Contemporaneously, the same three holders of the Notes filed a related state court lawsuit against the Corporation, New Claridge, the Partnership, certain officers and directors of the Corporation, and the general partners of the Partnership. On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes (the "Indenture"). In addition, the Corporation reached agreement with the unofficial committee of noteholders, as well as the three holders of the Notes, providing for the joint dismissal of the involuntary bankruptcy petition and the related state court lawsuit. On March 19, 1997, an order was entered dismissing the involuntary bankruptcy petition; as part of that order, a settlement agreement was entered whereby the state court lawsuit was also dismissed. Negotiations with Hilton regarding acquisition of the Corporation terminated in April 1997. Management of the Corporation believes that Hilton subsequently disposed of its ownership in the Notes, and that a part or all of these Notes are now owned by an entity or entities which are controlled by Carl Icahn.

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

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over 1996 levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, and will continue to consider various refinancing alternatives, including

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


2.      CURRENT DEVELOPMENTS (cont'd.)

        a sale of the Corporation. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Corporation be unable to continue in existence.

        In December 1997, New Claridge obtained a committment from PDS Financial Corporation ("PDS") for a $2 million sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $2 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS.

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

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

        c)     Cash and Cash Equivalents

               Cash and cash equivalents include investments in interest bearing repurchase agreements in government securities and other investments as permitted in accordance with the terms of the indenture governing the Notes, with maturities of three months or less when purchased. Interest income is recorded as earned.

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

        g)     Deferred Charges

               Deferred charges primarily relate to the January 31, 1994 issuance of the Notes. These charges, which totaled approximately $3.7 million, are being amortized over the term of the Notes. Accumulated amortization of these charges as of December 31, 1997 and 1996 was $1,831,000 and $1,364,000,
               respectively.

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

        i)     Earnings (Loss) Per Share

               Earnings (loss) per share is calculated by dividing net loss by the weighted average shares outstanding (4,995,219 for the year ended December 31, 1997, 5,046,064 for the year ended December 31, 1996, and 5,050,792 for the year ended December 31, 1995). Basic and diluted net loss per share are the same for the years ended December 31, 1997, 1996, and 1995.

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


4.      RECEIVABLES

        Receivables at December 31, 1997 and 1996 consist of the following:

        Current Receivables                                                                   1997              1996
                                                                                              ----              ----
                                                                                                 (in thousands)
                  Casino, less allowance for uncollectible accounts
                    of $717,000 and $846,000 at
                    December 31, 1997 and 1996, respectively                                $  1,312            1,097
                  Hotel, less allowance for uncollectible accounts
                    of $31,000 and $39,000 at December 31,
                    1997 and 1996, respectively                                                  102              133
                  Interest receivable due from the Partnership                                 1,014            1,212
                  Current portion Expandable Wraparound
                    Mortgage due from the Partnership                                         14,000           12,000
                  Current portion of FF&E Promissory notes                                     2,448            2,791
                  Current portion of Expansion/Construction
                    promissory note                                                            2,167            2,329
                  Other, less allowance for uncollectible accounts
                    of $10,000 and $14,000 at December 31,
                   1997  and 1996, respectively                                                  424              182
                                                                                            --------          -------
                                                                                            $ 21,467           19,744
                                                                                            ========          =======

         Long-Term Receivables

                  $127,000,000 Expandable Wraparound Mortgage 14%, maturities through September 30, 2000 (net of $6,539,000 discount and
                    $8,291,000 discount at
                    December 31, 1997 and 1996, respectively)                               $ 40,461           52,709
                  Deferred interest receivable, due
                    September 30, 2000                                                        20,000           20,000
                  FF&E promissory notes, 14%                                                  15,004           17,244
                  Expansion/Construction promissory note, 14%                                    -0-            2,167
                                                                                            --------          -------

                                                                                            $ 75,465           92,120
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

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


4.       RECEIVABLES (cont'd.)

         The Expandable Wraparound Mortgage also includes a provision whereby New Claridge will loan the Partnership up to $25 million in the form of FF&E promissory notes ("FF&E Loans"), secured under the Expandable Wraparound Mortgage, for the purchase of property and equipment ("FF&E Replacements"). One half of the FF&E Loan principal is due in 48 months and the remaining balance is due 60 months from the date of issuance of the respective FF&E Loan. During the year ended December 31, 1998, $2,448,000 of principal payments will become due. In connection with the offering of $85 million of Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

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

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                        1997             1996
                                                       -------         ------
                                                           (in thousands)

         Gaming equipment                              $18,366           19,153
         Land and land improvements                      7,598            8,100
         Building                                       20,070           20,100
         Leasehold improvements                            745              745
         Capital lease asset                               693              613
         Other equipment                                   107              107
                                                       -------          -------

                                                        47,579           48,818
         Less accumulated depreciation
           and amortization                             15,485           13,630
                                                       -------          -------

         Net property and equipment                    $32,094           35,188
                                                       -------          -------

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

         New Claridge has opted to deposit its reinvestment obligation funds with the State Treasurer. Through December 31, 1997, the Corporation has deposited $18,531,000 of which $3,026,000 has been used to purchase bonds issued by the CRDA. Since interest on these bonds and funds deposited is paid at a discounted rate, New Claridge records a valuation allowance of approximately one-third of the reinvestment obligation. In addition, in January 1990, it was determined that certain bonds issued by the CRDA had become impaired, and that the payment of principal and interest was uncertain. As a result, New Claridge has recorded a valuation allowance for the full amount of its investment in these bonds, totalling $1,654,000.

         From time to time, New Claridge has made donations to the CRDA of funds which had previously been deposited with the State Treasurer. In exchange for these donations, which have totaled $12,025,000 through December 31, 1997, New Claridge received credits towards future obligations or cash credits, from the CRDA equal to 51% of the donations. As of December 31, 1997, all of these credits had been used.

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


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

         Interest which accrues at 12% per annum is payable in full upon maturity. As of December 31, 1997, such interest, which is included in other current liabilities, amounted to $3,690,000.

8.       OTHER CURRENT LIABILITIES

         Other current liabilities at December 31, 1997 and 1996 consist of the following:

                                                       1997            1996
                                                       ----           -----
                                                         (in thousands)

         Deferred rent, current                      $15,078           15,078
         Deferred rent, 03/01/97                       1,075              -0-
         Accrued payroll and related benefits          6,508            6,187
         Accrued interest, Notes                       4,161            4,161
         Auto/General insurance reserves               1,488            1,228
         Accrued interest due to Partnership           3,690            3,258
         Other current liabilities                     2,393            2,518
                                                     -------           ------

                                                     $34,393           32,430
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

         The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997 provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and for additional monthly abatements of rent beginning April 1, 1997. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership as additional rent of $25,000 per month for the period April 1, 1997 through December 31, 1997, and of $50,000 per month for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances).

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


9.       LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                   1997            1996
                                                   ----           -----
                                                      (in thousands)
         11 3/4% Notes due 2002                 $ 85,000           85,000
         Capital lease obligation                     62              -0-
                                                --------           ------
                                                  85,062           85,000
         Less current installments                    39              -0-
                                                --------           ------
                                                $ 85,023           85,000
                                                ========           ======

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

         Beginning in 1995, and annually thereafter, the Corporation is required to make an offer ("Excess Cash Offer"), to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the Indenture), from the preceding year. If less than $5 million is available to make such purchases (i.e., if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1997, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1998.

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

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


10.      OTHER NONCURRENT LIABILITIES

         Pursuant to the Restructuring Agreement, Webb retained an interest, which was assigned to the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of December 31, 1997, accrued interest would have amounted to approximately $56.2 million.

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

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option of $1 million was recorded as an offset to the Contingent Payment liability which is included in other noncurrent liabilities on the Corporation's consolidated balance sheet. The option could have been exercised any time prior to December 31, 1997. Upon exercise of the option, the purchase price of the Contingent Payment would have been $10 million, plus interest at 10% per annum for the period from January 1, 1997 to the date of payment of the purchase price if the purchase occurred after December 31, 1996. As a result, if the option was exercised, any obligation to pay the accrued interest, as discussed above, would have been eliminated, except in respect of the obligation to the Releasing Investors. The purchase price may have also increased in an amount not to exceed $10 million if future distributions to Releasing Investors exceeded $20 million.

         Given the recent operating results (see Note 2, "Current
         Developments"), the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

11.      PROMOTIONAL ALLOWANCES

         The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 1997, 1996 and 1995 has been allocated to casino expenses as follows (in thousands):

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


11.      PROMOTIONAL ALLOWANCES (cont'd.)

                                     1997           1996            1995
                                     ----           ----            ----

         Hotel                    $  3,828          3,339           2,944
         Food and beverage          11,815         12,001           9,655
         Entertainment               1,134          1,725             784
                                   -------         ------          ------
              Total                $16,777         17,065          13,383
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

         The benefit for income taxes is comprised of the following (in thousands):

                                     1997            1996           1995
                                     ----            ----           ----
         Current:
           Federal                $    -0-            -0-            (285)
           State                       -0-            -0-             -0-
         Deferred                      -0-         (5,398)            (85)
                                  --------         ------          ------
                                  $    -0-         (5,398)           (370)
                                  ========         ======          ======

         The benefit for income taxes differs from the amount computed at the statutory rate as follows (in thousands):
                                                       1997      1996    1995
                                                       ----      ----    ----

         Computed "expected" tax benefit            $(2,033)   (7,068)   (775)
         Increase (reduction) in income taxes
           resulting from:
           Change in the valuation allowance          2,311     2,460     -0-
           State income tax, net of federal
             income tax benefit                        (359)   (1,247)   (137)
           Meals and entertainment                      454       550     550
           Contingent Payment option                   (400)      -0-     -0-
           Other                                         27       (93)     (8)
                                                   --------    ------   ------

                                                   $    -0-    (5,398)   (370)
                                                   ========    ======   =====

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


12.      INCOME TAXES (cont'd.)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):
                                                             1997       1996
                                                             ----       ----
         Deferred tax assets:
           Net operating loss                            $ 14,915      9,525
           Rent leveling                                    7,476     11,980
           Accrued expenses                                 1,460      1,413
           Deferred revenue                                   578        -0-
           Tax credit                                         940        940
           Other                                            1,922      1,323
                                                         --------    -------

                  Total gross deferred tax assets          27,291     25,181
                  Less valuation allowance                 (5,193)    (2,882)
                                                         --------    --------

                  Net deferred tax assets                  22,098     22,299
                                                         --------    -------

         Deferred tax liabilities:
           Gaming equipment, due to differences in
             depreciation                                  (1,019)    (1,178)
           Difference between book and tax basis of
             Expandable Wraparound Mortgage receivable (22,745) (22,832) Difference between book and tax basis of
             receivables                                     (912)      (868)
           Other                                               (2)        (2)
                                                         --------    -------

                  Total gross deferred tax liabilities    (24,678)   (24,880)
                                                         --------    -------

                  Net deferred tax liability             $ (2,580)    (2,581)
                                                         ========    =======

         The valuation allowance for deferred tax assets as of December 31, 1996 was $2,882,000. The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $2,311,000.

         The Corporation recorded an income tax benefit of $-0-, $5,398,000, and $370,000 for the years ended December 31, 1997, 1996 and 1995, respectively, which represents the tax benefit expected from the carryforward of Federal net operating losses net of increased deferred tax credits.

         At December 31, 1997, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $35.2 million. These net operating loss carryforwards are available to offset future federal taxable income, if any, in the amounts of $21.7 million through 2016 and $13.5 million through 2017. The Corporation also has tax credit carryforwards for

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


12.      INCOME TAXES (cont'd.)

         income tax purposes of approximately $940,000, which are available to reduce future federal income taxes, if any, through 2002.

         As a result of the restructuring in 1989, the amount of debt forgiven resulted in the loss or reduction of various tax attributes including tax operating loss carry forwards of $30,400,000, unused tax credits of $1,041,000 and reduction in tax basis of assets by $89,178,000. As a result of the reduction in tax basis of assets, cash payments for income taxes will significantly exceed income tax expense for financial statement purposes in future years. The above amounts have been adjusted to reflect settlements of the Internal Revenue Service ("IRS") audits of the years 1983 through 1987. During 1995 the Corporation received notice from the IRS asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's 1990 and 1991 taxable years. On January 23, 1997, the Corporation filed a petition with the United States Tax Court requesting a redetermination of the asserted deficiency. The United States Tax Court has set a trial date for this case of June 1, 1998. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's consolidated financial statements.

13.      OPERATING LEASE

         New Claridge leases the Hotel Assets and the land on which the Claridge is located from the Partnership under an Operating Lease for an initial lease term of 15 years with three 10-year renewal options. As of December 31, 1997, basic rent for the remainder of the initial lease term, which ends September 30, 1998, is $32,531,000 (before any abatements, as discussed below). Basic rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $29,500,000 nor less than $24,000,000 for the lease year commencing October 1, 1998 through September 30, 1999 and, subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. New Claridge is also required to pay as additional rent amounts including certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements, and the general and administrative costs of the Partnership. Also, additional rent payments are required based upon fixed assets purchased by the Partnership (the FF&E Replacements, Note 4) and then leased to New Claridge.

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

         determined based on the cost of the construction of the Expansion Improvements. Annually thereafter the rental amount is adjusted based on the Consumer Price Index but any increase may not exceed two percent per annum. Basic annual rent for 1997, 1996 and 1995 amounted to $4,812,000, $4,718,000, and $4,625,000, respectively. Basic annual rent during the renewal term will be calculated pursuant to a formula, with such rent not to be more than $3,000,000 nor less than $2,500,000 and not to be greater than 10% more than the basic annual rent for the immediately preceding lease year in each lease year thereafter.

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

         For the years ended December 31, 1997, 1996 and 1995, total expense resulting from the Operating Lease and Expansion Operating Lease amounted to $30,554,000, $38,561,000, and $37,638,000, respectively, of which ($11,504,000), ($2,737,000), and ($2,386,000), respectively, of rental expense is attributable to the requirement under Statement of Financial Accounting Standards No. 13 to provide a level rent expense for those leases with escalating payments.

         Effective with the consummation of the restructuring in June 1989, the Operating Lease Agreement and the Expansion Operating Lease Agreement were amended to provide for the deferral of $15,078,000 of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent payable through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary to meet the Partnership's cash requirements. During the third quarter of 1991, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. On August 1, 1991, the Operating Lease Agreement and Expansion Operating Lease Agreement were further amended to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements may not exceed $10 million in any one calendar year, and $38,820,000 in the aggregate. All of the $38.8 million of available abatements had been fully utilized by the end of the first quarter of 1997. Effective with the closing of the Restructuring on June 16, 1989, lease expense recognized on a level basis was reduced prospectively, from the use of a revised schedule of rent leveling relative to the abatement of certain rents beginning in 1992.

         The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


13.      OPERATING LEASE (cont'd.)

         Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1,300,000 of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and 2003). All abatements of rent in excess of the $38.8 million which was allowed in accordance with the 1989 restructuring will be recognized as a reduction to lease expense as abated. In 1997, $9.0 million of rent in excess of the $38.8 million was abated.

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

         New Claridge also leases supplemental office, warehouse, and surface parking spaces in nearby lots. For the years ended December 31, 1997, 1996, and 1995, operating lease expense for these facilities amounted to $1,283,000, $1,484,000, and $1,512,000, respectively. The minimum future lease payments due under these leases total $757,000 in 1998, $736,000 in 1999, $612,000 in 2000, $600,000 in 2001, and $600,000 in
         2002.

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

         The carrying amounts and estimated fair values of the Corporation's financial instruments as of December 31, 1997 and 1996 are as follows (in thousands):

                                                               1997                       1996
                                                         ------------------         -----------------
                                                         Carrying     Fair          Carrying    Fair
                                                          Amount      Value          Amount     Value
                                                         --------     -----         --------    -----
         Financial Assets:
           Cash and cash equivalents                      $ 12,424    12,424           8,532     8,532
           Long-term receivables
             due from the Partnership (including
             current portion)                               94,080     n/a           109,240     n/a
           Reinvestment obligation funds                     3,619     3,619           2,263     2,263

         Financial Liabilities:
           Loan from the Partnership                         3,600     n/a             3,600     n/a
           Long term debt                                   85,023    83,323          85,000    68,000
           Deferred rent due to the Partnership             16,506     n/a            28,010     n/a
           Contingent payment                               19,000     n/a            19,000     n/a

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

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


14.      FAIR VALUE OF FINANCIAL INSTRUMENTS (cont'd.)

         Long-term debt

         The fair value of the Corporation's long-term debt is estimated based on the quoted market price of the Notes as of December 31, 1997 and 1996, respectively.

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

                  New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the garage, alleging negligence, breach of warranty and

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


15.      CONTINGENCIES (cont'd.)

                  breach of contract in the design and construction of the garage. This proceeding is currently pending, with arbitration scheduled to be held in April 1998.

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

         b. The Partnership has a direct material interest in the Expandable Wraparound Mortgage Loan Agreement, the Operating Lease and the Expansion Operating Lease together with the amendments thereto as described in the preceding notes. Approximately 93% of the Corporation's common stock is owned by persons who also own over 90% of the limited partnership interests in the Partnership.

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

17.      PARENT COMPANY INFORMATION

         The Corporation owns all of the outstanding common stock of New Claridge, which it purchased for $5,000,000. The balance sheet accounts of the Corporation as of December 31, 1997 and 1996 include the following:
                                                   1997               1996
                                                   ----               ----
                                                       (in thousands)

         Cash                                  $    -0-                -0-
         Investment in New Claridge              87,206             87,206
         Other assets                            12,631             10,404
                                               --------            -------

                  Total assets                 $ 99,837             97,610
                                                =======            =======

         Long-term debt                        $ 85,000             85,000
         Other liabilities                       12,932             10,871
         Stockholders' equity                     1,905              1,739
                                               --------            -------

                  Total liabilities and
                   stockholders' equity        $ 99,837             97,610
                                               ========            =======

         For the years ended December 31, 1997, 1996, and 1995 the Corporation recorded income of $10,070,000, $9,987,500 and $15,009,000, respectively, representing dividends received from New Claridge to fund the payment of interest on the Notes; this income is eliminated in the consolidation with the financial statements of New Claridge. In addition, in 1997 the Corporation recorded interest income of $4,200 on a short-term investment. The Corporation's

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (Cont'd.)


17.      PARENT COMPANY INFORMATION (cont'd.)

         expenses for the years ended December 31, 1997, 1996 and 1995 amounted to $9,909,000, $8,943,000, and $6,225,000, respectively, including income tax benefit of $2,751,000, $1,868,000, and $4,235,000, respectively. These amounts represent the results of operations of the Corporation for the respective periods before equity in the results of New Claridge. For the year ended December 31, 1997, New Claridge had net income of $3,925,000, as compared to a net loss of $6,446,000 for the year ended December 31, 1996 and net income of $4,317,000 for the year ended December 31, 1995.

         Changes in the Corporation's financial position for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                                     1997                 1996               1995
                                                                   --------             --------           ------
         Cash flows from operating activities:
              Net income (loss)                                    $    166                1,045              8,784
              Adjustments to reconcile net income
                (loss) to net  cash provided by (used in)
                operating activities:
                  Amortization                                          524                  496                468
                  Change in assets and liabilities:
                     Other assets                                    (2,751)              (2,683)            (1,466)
                     Other liabilities                                2,061                1,142             (7,788)
                                                                   --------               ------            --------

         Net cash flows used in operating activities                    -0-                  -0-                 (2)
                                                                   --------               ------            --------

         Decrease in cash and cash equivalents                          -0-                  -0-                 (2)

         Cash and cash equivalents at
            beginning of period                                         -0-                  -0-                  2
                                                                   --------               ------            --------

         Cash and cash equivalents at
            end of period                                          $    -0-                  -0-                -0-
                                                                   ========              =======            =======

         Supplemental cash flow disclosures:
           Interest paid, net of amounts capitalized               $ 10,075                8,918              8,850
                                                                   ========              =======            =======

           Income taxes paid                                       $    -0-                  -0-                -0-
                                                                   ========              =======            =======

                                  SCHEDULE II



          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                 Years Ended December 31, 1997, 1996 and 1995
                                (in thousands)

                                  Balance           Charged to             Charged to                                  Balance
                                 Beginning          Costs and                Other                                    at End of
Description                      of Period           Expenses               Accounts            Deductions             Period
-----------                      ---------          ----------             ----------           ----------            ---------
Year ended
December 31, 1997


Allowance for
Uncollectible Accounts              $ 899              218                   -0-                  359 (a)                758

Year ended
December 31, 1996

Allowance for
Uncollectible Accounts             $  987              238                   -0-                  326 (a)                899

Year ended
December 31, 1995

Allowance for
Uncollectible Accounts             $1,445             (160)                  -0-                  298 (a)                987



(a)   Accounts written-off.

                               INDEX TO EXHIBITS


Exhibit
-------

EX12(b)        Statement of Computation of Ratio of Earnings to Fixed Charges.