Form 10-Q
period 1998-03-31
CLARIDGE HOTEL & CASINO CORP
filed 1998-05-14
CIK 730409

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                               QUARTERLY REPORT

   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   March 31, 1998
                                                 --------------

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

                      Number of Shares Outstanding
                              May 14, 1998
                              ------------
Class A Stock                   4,970,730     (After deducting 91,770 shares of
                                               Treasury Stock)

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
          ----------------------------------------------------------


                              Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Introductory Notes to Consolidated
                  Financial Statements                                    3

                  Consolidated Balance Sheets at
                  March 31, 1998 and 1997 and
                  December 31, 1997                                       4

                  Consolidated Statements of Operations
                  for the three months ended March 31,
                  1998 and 1997                                           5

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31,
                  1998 and 1997                                           6

                  Notes to Consolidated Financial
                  Statements                                              7


         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                          13


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

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
          ----------------------------------------------------------

                         PART I. FINANCIAL INFORMATION


Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at March 31, 1998 and 1997 and December 31, 1997, and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. All adjustments made are of a normal recurring nature.

        Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

        The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (in thousands)

                                                                 March 31,             December 31,             March 31,
                                                                   1998                   1997                    1997
                                                                 ---------             ------------             ---------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                      $ 10,486                 12,424                   8,472
  Receivables, net (including $15,691 and
    $18,609 at March 31, 1998 and 1997,
    respectively and $19,878 at December 31,
    1997, due from the Partnership)                                18,014                 21,467                  20,490
  Other current assets                                              3,214                  3,205                   3,087
                                                                 --------               --------                --------
       Total current assets                                        31,714                 37,096                  32,049
                                                                 --------               --------                --------

Property and equipment, net (note 4)                               30,941                 32,094                  34,463
Long-term receivables due from the
  Partnership (note 3)                                             75,762                 75,465                  88,148
Intangible assets and deferred charges                              1,898                  2,020                   2,434
Other assets                                                        4,041                  3,705                   2,795
                                                                 --------               --------                --------
                                                                 $144,356                150,380                 159,889
                                                                 ========               ========                ========
LIABILITIES & STOCKHOLDERS' DEFICIENCY
--------------------------------------
Current Liabilities:
  Current maturities of long-term debt (note 7)                  $     40                     39                     -0-
  Accounts payable                                                  4,123                  3,202                   3,365
  Loan from the Partnership (note 5)                                3,600                  3,600                   3,600
  Other current liabilities (note 6)                               32,446                 34,393                  31,548
                                                                 --------               --------                --------
                                                                   40,209                 41,234                  38,513
                                                                 --------               --------                --------

Long-term debt (note 7)                                            85,012                 85,023                  85,000
Deferred rent due to the Partnership                               12,843                 16,506                  27,526
Deferred income taxes (note 9)                                      2,580                  2,580                   2,580
Other noncurrent liabilities (note 8)                              21,170                 20,850                  20,919

Stockholders' deficiency:
  Common stock                                                          5                      5                       5
  Additional paid in capital                                        5,048                  5,048                   5,048
  Accumulated deficit                                             (22,511)               (20,866)                (19,702)
  Treasury stock, 91,770 Class A Shares at
    cost at March 31, 1998 and December 31,
    1997, resepectively, and 56,158 Class A
    Shares at March 31, 1997                                          -0-                    -0-                     -0-
                                                                 --------               --------                --------
      Total stockholders' deficiency                              (17,458)               (15,813)                (14,649)
                                                                 --------               --------                --------
                                                                 $144,356                150,380                 159,889
                                                                 ========              =========                ========

         See accompanying notes to consolidated financial statements.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1998 and 1997
                     (in thousands except per share data)

                                                                             1998                     1997
                                                                             ----                     ----
Revenues:
        Casino                                                              $ 40,994                 39,885
        Hotel                                                                  1,738                  1,765
        Food and beverage                                                      4,499                  4,617
        Interest from the Partnership                                          3,214                  3,741
        Interest, other                                                          414                     72
        Other                                                                    744                    586
                                                                            --------                -------
                                                                              51,603                 50,666
        Less promotional allowances (note 2)                                   4,604                  4,460
                                                                            --------                -------

             Net revenues                                                     46,999                 46,206
                                                                            --------                -------

Costs and expenses:
        Casino                                                                25,229                 23,297
        Hotel                                                                    548                    523
        Food and beverage                                                      1,753                  2,249
        Other                                                                    683                    633
        Rent expense to the Partnership                                        6,918                  9,767
        Rent expense, other                                                      299                    363
        General and administrative                                             6,410                  7,245
        Gaming taxes                                                           3,274                  3,188
        Reinvestment obligation expense                                          167                    161
        Provision for uncollectible accounts                                      74                     54
        Depreciation and amortization                                            657                    827
        Interest expense                                                       2,632                  2,714
                                                                            --------                -------

             Total costs and expenses                                         48,644                 51,021
                                                                            --------                -------


Loss before income taxes                                                      (1,645)                (4,815)
Income tax benefit                                                               -0-                    -0-
                                                                            --------                -------
Net loss                                                                    $ (1,645)                (4,815)
                                                                            ========                =======

Net loss per share (based on 4,970,730 and
  5,006,342 weighted average shares outstanding
  for the three months ended March 31, 1998
  and 1997, respectively)                                                   $   (.33)                  (.96)
                                                                            ========                =======


         See accompanying notes to consolidated financial statements.

          THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 1998 and 1997
                                (in thousands)

                                                                              1998                   1997
                                                                              ----                   ----
Cash flows from operating activities:
     Net loss                                                                $(1,645)                (4,815)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                          657                    827
          Deferred rent to the Partnership                                    (3,663)                  (484)
          Deferred interest receivable and
            discount from the Partnership                                       (477)                  (415)
          Reinvestment obligation expenses                                       167                    161
          Gain on disposal of assets                                             (29)                    (5)
          Deferred income taxes                                                  -0-                     (1)
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                                  (528)                  (421)
             Other current assets                                                 (9)                   390
             Accounts payable                                                    921                    368
             Other current liabilities                                        (1,947)                  (882)
             Other noncurrent liabilities                                         16                  1,540
                                                                             -------                 ------

Net cash flows used in operating activities                                   (6,537)                (3,737)
                                                                             -------                 ------

Cash flows from investment activities:
     Increase in intangible assets and deferred charges                          (18)                   -0-
     Additions to property and equipment                                         (46)                   -0-
     Increase in other assets                                                   (503)                  (473)
     Proceeds from disposal of assets                                          1,015                     88
     Increase in long-term receivables                                          (287)                   (61)
     Receipt of long-term receivables                                          4,448                  4,123
                                                                             -------                 ------

Net cash flows provided by investment activities                               4,609                  3,677
                                                                             -------                 ------

Cash flows from financing activities:
     Payment of long-term debt                                                   (10)                   -0-
                                                                             -------                 ------
Net cash flows used by financing activities                                      (10)                   -0-
                                                                             -------                 ------

Decrease in cash and cash equivalents                                         (1,938)                   (60)

Cash and cash equivalents at beginning of period                              12,424                  8,532
                                                                             -------                 ------

Cash and cash equivalents at end of period                                   $10,486                  8,472
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

2.      Promotional Allowances
        ----------------------

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three months ended March 31, 1998 and 1997 has been allocated to casino operating expenses as follows (in thousands):

                                                      1998                1997
                                                      ----                ----

        Hotel                                        $   917              1,055
        Food and beverage                              3,255              2,942
        Other (Entertainment)                            219                192
                                                     -------             ------
        Total costs allocated to
          casino operating expenses                  $ 4,391              4,189
                                                     =======             ======

3.    Long-Term Receivables
      ---------------------

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):


                                                                      March 31,       December 31,             March 31,
                                                                         1998             1997                   1997
                                                                      ---------       ------------             ---------
                                                                                     (in thousands)
        Expandable Wraparound Mortgage 14%,
          maturities through September 30, 2000
          (net of $6,062,000 discount and
          $7,875,000 discount at March 31, 1998
          and 1997 respectively, and $6,539,000
          discount at December 31, 1997)                               $ 40,938             40,461               49,625
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                             20,000             20,000               20,000
        FF&E promissory notes, 14%                                       14,824             15,004               16,991
        Expansion/Construction promissory note, 14%                         -0-                -0-                1,532
                                                                       --------           --------             --------

                                                                       $ 75,762             75,465               88,148
                                                                       ========           ========             ========

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (cont'd.)


4.      Property and Equipment
        ----------------------

        Property and equipment consists of the following:


                                                                      March 31,        December 31,            March 31,
                                                                        1998               1997                  1997
                                                                      ---------        ------------            ---------
                                                                                     (in thousands)
        Gaming equipment                                               $ 16,005             18,366               18,622
        Land and land improvements                                        7,598              7,598                8,100
        Self-parking garage facility                                     20,070             20,070               20,100
        Leasehold improvements                                              745                745                  745
        Capital lease asset                                                 693                693                  613
        Other equipment                                                     107                107                  107
                                                                       --------            -------              -------

                                                                         45,218             47,579               48,287
        Less accumulated depreciation and amortization                   14,277             15,485               13,824
                                                                      ---------            -------              -------

        Net property and equipment                                     $ 30,941             32,094               34,463
                                                                       ========            =======              =======

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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of March 31, 1998 such interest, which is included in other current liabilities, amounted to $3,798,000.

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (cont'd.)


6.      Other Current Liabilities
        -------------------------

        Other current liabilities consist of the following:

                                                                      March 31,          December 31,           March 31,
                                                                        1998                 1997                 1997
                                                                      ---------          ------------           ---------
                                                                                     (in thousands)
        Deferred rent, current                                         $ 15,078             15,078               15,078
        Deferred rent, 03/01/97                                             925              1,075                1,300
        Accrued payroll and related benefits                              6,506              6,508                6,410
        Accrued interest, First  Mortgage Notes                           1,665              4,161                1,665
        Accrued interest due to Partnership                               3,798              3,690                3,366
        Auto and general  liability reserves                              1,527              1,488                1,293
        Other current liabilities                                         2,947              2,393                2,436
                                                                       --------           --------             --------
                                                                       $ 32,446             34,393               31,548
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

7.      Long-Term Debt
        --------------

        Long-term debt consists of the following:


                                                                      March 31,        December 31,           March 31,
                                                                        1998               1997                 1997
                                                                      ---------        ------------           ---------
                                                                                     (in thousands)
        11 3/4% Notes due 2002                                         $ 85,000             85,000               85,000
        Capital lease obligation                                             52                 62                  -0-
                                                                       --------            -------              -------
                                                                         85,052             85,062               85,000
        Less current installments                                            40                 39                  -0-
                                                                       --------            -------              -------
                                                                       $ 85,012             85,023               85,000
                                                                       ========            =======              =======

                                       9

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (cont'd.)


7.      Long-Term Debt (cont'd.)
        ------------------------

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

8.      Other Noncurrent Liabilities
        ----------------------------

        Other noncurrent liabilities consist of the following:

                                                                     March 31,         December 31,            March 31,
                                                                       1998                1997                  1997
                                                                     ---------         ------------            ---------
                                                                                     (in thousands)
        Contingent Payment                                             $ 19,000             19,000               19,000
        License agreement                                                 1,425              1,444                1,500
        Deferred gain on sale                                               304                -0-                  -0-
        Other                                                               441                406                  419
                                                                       --------             ------               ------
                                                                       $ 21,170             20,850               20,919
                                                                       ========             ======               ======

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of March 31, 1998, accrued interest would have amounted to approximately $59.1 million.

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (cont'd.)


8.      Other Noncurrent Liabilities (cont'd.)
        --------------------------------------

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

        Given recent operating results, the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

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

        In December 1997, New Claridge obtained a committment from PDS Financial Corporation ("PDS") for a $2 million sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $2 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. Deferred gain on sale represents the gain on this sale lease-back transaction which will be recognized over the term of the lease.

9.      Income Taxes
        ------------

        The Corporation recorded an income tax benefit of $552,000, and a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the three months ended March 31, 1998.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's
        1990 and 1991 taxable years. On January 23, 1997, the Corporation filed a petition with the United States Tax Court requesting a redetermination of the asserted deficiency. The United States Tax Court

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             Notes to Consolidated Financial Statements (cont'd.)


9.      Income Taxes (cont'd.)
        ----------------------

        set a trial date for this case of June 1, 1998. In April 1998, the Corporation filed a Motion for Continuance of Trial, which was subsequently granted; the case has been restored to the general trial docket. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's consolidated financial statements.

10.     Claridge License Renewal
        ------------------------

        On September 22, 1995, New Claridge was issued a four-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31,1998
--------------------------------------------------------------

        The Corporation had a net loss of $1,645,000 for the three months ended March 31, 1998, compared to a net loss of $4,815,000 for the same period of 1997.

        During the first quarter of 1998, New Claridge's total casino revenue was $40,994,000, reflecting a 2.8% increase over the first quarter of 1997, which was slightly better than the 2.5% increase reported in citywide casino revenues for the same period. Citywide casino results include the effects of the Bally's Wild Wild West casino, which opened in July 1997, including a 6.6% increase in the average number of slot machines available, and a 6.5% increase in the average casino square footage available.

        New Claridge's table games drop (the amount of gaming chips purchased by patrons) for the first quarter of 1998 increased 26.2% over the same period of 1997. This increase resulted from several programs to increase the table games segment of the business, including a marketing initiative aimed at Asian players, increased junket activity, and increased player development activity. However, the table games hold percentage (the percentage of win to drop) during the first quarter of 1998 decreased to 13.4% from 15.7% during the same period of 1997. As a result, table games revenue for the first three months of 1998 increased 8.1%, to $10,903,000, over the same period of 1997. Citywide table games drop in the first quarter of 1998, as reported, decreased 1.1% from the same period of 1997, while citywide table games revenue decreased 2.4% from the first quarter of 1997.

        New Claridge's slot machine revenue for the first quarter of 1998 was $30,091,000, reflecting a 1.0% increase over the first quarter of 1997 slot revenue. Citywide slot machine revenue for the first three months of 1998, as reported, increased 4.8% over the same period of 1997. As previously discussed, the average number of slot machines available citywide during the first quarter of 1998 increased 6.6% over the first quarter of 1997 as a result of the opening of Bally's Wild Wild West casino in July 1997, while the average number of slot machines available at the Claridge decreased slightly during that period as a result of a reconfiguration of the casino floor in early 1997.

        During the first quarter of 1998, competition for attracting bus customers continued to ease somewhat, as evidenced by lower average coin packages offered to patrons in comparison to the same period of 1997. During the three months ended March 31, 1998, 216,000 casino patrons arrived at the Claridge by bus, and were issued $3,410,000 in coin incentives, for an average coin incentive per passenger of $16. This compares to 224,000 bus passengers arriving at the Claridge in the first quarter of 1997, at an average coin incentive per passenger of $18, for a total of $3,958,000 in coin incentives issued through the bus program. In addition to the bus program, New Claridge offers promotional incentives to its customer through direct marketing programs, in the form of coin to play slot machines and gaming chips to play table games, based on their levels of gaming activity. Promotional incentives issued through these direct marketing programs during the first quarter of 1998 totalled $2,944,000, compared to $2,850,000 in the first quarter of 1997.

        Hotel revenues for the first quarter of 1998 were $1,738,000, slightly lower than the same period of 1997. Hotel occupancy during the first three months of 1998 was 84.9%, with an average room rate of $47, compared to 87.8% occupancy and an average room rate of $45 in the first quarter of 1997. Food and beverage revenues during the first quarter of 1998 of $4,499,000 were 2.6% lower than the same period of 1997, primarily due to the closing of the buffet during a portion of the quarter for completion of kitchen repairs. As a result of the closing of this outlet, the number of covers (meals served) decreased to approximately 270,000 in the first quarter of 1998, from approximately 322,300 in the same period of 1997, while the average price per cover increased to approximately $10.62 in the first quarter of 1998 from approximately $9.32 in the same period of 1997. Promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, increased 3.2% in the first quarter of 1998 over the same period of 1997 primarily due to increased player development activities.

        Casino operating expenses for the three months ended March 31, 1998 of $25,229,000 increased 8.3% over the same period of 1997, primarily due to increased table games activity, including higher payroll costs resulting from the increased level of business, as well as the increased marketing initiatives to attract that business, as previously discussed. Food and beverage expenses for the first quarter of 1998 were lower than the same period of 1997 due to an increase in the allocation of these costs to casino expenses for the cost of providing promotional allowances to casino patrons. General and administrative expenses for the first quarter of 1998 of $6,410,000 were lower than those expenses during the first quarter of 1997 as a result of the increased professional and legal fees incurred in 1997 related to the Corporation's attempted reorganization last year.

        Rent expense to the Partnership in the first quarter of 1998 was $6,918,000, reflecting a decrease from rent expense during the first quarter of 1997 of $9,767,000 due to the abatement of rent pursuant to the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease (see "Liquidity and Capital Resources"). Prior to these amendments, lease expense (including the effect of the $38.8 million of rent abatements provided in accordance with the 1989 Restructuring Agreement) was recognized on a leveled basis over the initial lease term ending September 30, 1998. Since the amount of abatements permitted in accordance with the March 1, 1997 amendments will vary depending on the Partnership's cash flow, the actual amount abated on a monthly basis is recorded as a reduction to lease expense. For the three months ended March 31, 1998, the reduction to lease expense resulting from the abatement of rent was approximately $2.5 million; no reduction to lease expense was recorded in the first quarter of 1997 as a result of the abatement of rent.

          For the first quarters of 1998 and 1997, the Corporation recorded income tax benefits of $552,000 and $1,801,000, respectively, offset by increases in the valuation allowance of $552,000 and $1,801,000, respectively.

Results of Operations for the Three Months Ended March 31, 1997
---------------------------------------------------------------

        The Corporation had a net loss of $4,815,000 for the three months ended March 31, 1997, compared to a net loss of $3,073,000 for the three months ended March 31, 1996.

        Total casino revenue was $39,885,000 for the first quarter of 1997, reflecting a 2.1% increase over casino revenue earned in the same period of 1996. Citywide casino revenues, as reported, for the first quarter of 1997 increased 6.0% over the first quarter of 1996. Casino revenues in the first quarter of 1996 were adversely affected by several winter storms, most notably the January blizzard, which blanketed the Northeastern United States with a record amount of snow. In addition, 1997 revenues reflect the effects of the citywide increase in casino capacity, primarily resulting from the opening of the Trump World's Fair casino in the second quarter of 1996.

        Claridge table games revenue for the three months ended March 31, 1997 was $10,089,000, reflecting a 2.2% increase over table games revenue for the same period of 1996. Table games drop during the first quarter of 1997 increased 6.1% over the first quarter of 1996. However, the hold percentage declined to 15.7% in the first quarter of 1997, from 16.3% in the same period of 1996. Citywide table games drop and revenue, as reported for the first quarter of 1997, increased 11.0% and 5.7%, respectively, over the same period of 1996.

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

        Beginning in the latter part of 1995, competition for bus customers began to increase, in the form of increased coin incentives offered to these customers. Because of its lack of a self-parking garage at that time, and therefore its dependency on the bus market, New Claridge had to remain competitive with the incentives offered by other Atlantic City casinos in order to maintain its share of this market. In 1996, the competition for bus customers became even more intense, as the average cost of coin incentives issued to patrons arriving by bus to the Claridge during 1996 increased approximately 46% per person over the average cost of bus coin incentives issued per person in 1995. In the first quarter of 1997, the incentives offered to bus customers abated somewhat, as the average coin incentive issued to Claridge bus patrons decreased to approximately $18 per person, compared to approximately $20 per person in the first quarter of 1996. In total, during the first quarter of 1997, New Claridge issued $3,958,000 of coin incentives to approximately 224,000 bus patrons, compared to $4,617,000 of coin incentives issued to 231,000 bus passengers in the first quarter of 1996. In addition, promotional incentives issued New Claridge's direct marketing programs totalled $2,850,000 during the first quarter of 1997, compared to $2,882,000 in the first quarter of 1996.

        Hotel and food and beverage revenues for the first quarter of 1997 were $6,382,000, in line with hotel and food beverage revenues earned during the first quarter of 1996. Hotel occupancy during the first quarter of 1997 was 87.8%, with an average room rate of $45, comparable to the 90.3% occupancy and $43 average room rate during the first quarter of 1996. The total number of covers decreased to 322,300 in the first three months of 1997 from 409,500 during the same period of 1996. This decrease was due to a decline in New Claridge's buffet business, as well as the conversion of New Claridge's "fast food" restaurant in late 1996 to a "fast food" Chinese restaurant, managed by an independent operator. The average price per cover for the first quarter of 1997 increased to $9.32, compared to the average price per cover of $7.20 in the first quarter of 1996. Promotional allowances increased to $4,460,000 in the first quarter of 1997 from $4,011,000 in the first quarter of 1996, primarily due to the increased efforts to maintain casino revenue market share. As a result, hotel, food and beverage, and other revenues, net of promotional allowances, for the first quarter of 1997 were $2,508,000, a decrease from the first quarter of 1996 net revenues of $2,824,000.

        Total costs and expenses for the first quarter of 1997 of $51,021,000 were slightly lower than 1996 expenses of $51,424,000. Casino expenses of $23,297,000 were lower than casino expenses for the first quarter of 1996 primarily due to the decrease in coin incentives issued to bus patrons, as well as lower payroll costs as a result of staffing reductions initiated as part of New Claridge's cost containment efforts. Hotel and food and beverage expenses for the first quarter of 1997 were lower than last year due to an increase in the allocation of these costs to casino expenses for the cost of providing promotional allowances to casino patrons. General and administrative expenses for the first quarter of 1997 of $7,245,000 increased over the first quarter of 1996 due to increased professional and legal expenses incurred as a result of refinancing efforts; this increase was offset somewhat by decreased advertising expenditures during 1997, in addition to decreased payroll costs realized as a result of staffing reductions. Interest expense for the first three months of 1997 was higher than the prior year due to the capitalization of interest in 1996 during the construction of the self-parking garage facility.

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

        The net proceeds of the Notes, totalling $82.2 million, were used as follows: (i) to repay the then outstanding debt of the Corporation under the Revolving Credit and Term Loan Agreement of approximately $35 million, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens, at a cost of approximately $12.7 million; (iii) to purchase property in 1995 and construct on that property a selfparking garage, which opened in 1996, at a cost (excluding capitalized interest of approximately $2.2 million) of approximately $28 million (of which approximately $7.5 million represents the cost of acquiring the land and approximately $20.5 million represents the costs attributable to building the garage facility); and (iv) to acquire the Contingent Payment Option (see Note 8, "Other Noncurrent Liabilities") at a cost of $1 million. With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

        At March 31, 1998, the Corporation had a working capital deficiency of $8,495,000 as compared to a working capital deficiency of $4,138,000 at December 31, 1997. The increase in the working capital deficiency is principally attributable to a decrease in receivables of $3,453,000 (primarily due to a decrease in the current portion of the Expandable Wraparound Mortgage due from the Partnership), a decrease in cash of $1,938,000 (primarily due to the interest paid on the Notes during the quarter), an increase in accounts payable of $921,000, and an increase in other current liabilities (excluding interest payable) of $549,000, offset by a decrease in interest payable on the Notes of $2,496,000. The working capital deficiency at March 31, 1997 was $6,464,000. Current liabilities at March 31, 1998 and December 31, 1997 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $3,798,000 at March 31, 1998 and $3,690,000 at December 31, 1997. These amounts will only be payable upon
(i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at March 31, 1998 and December 31, 1997 would have been $13,981,000 and $18,230,000, respectively.

        For the three months ended March 31, 1998, cash flows used in operating activities were $6,537,000, compared to $3,737,000 for the three months ended March 31, 1997. Cash flows used in operating activities in 1997 were improved by the deferral on March 1, 1997 of $1.3 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, in addition to the $1.5 million license fee received from Atlantic Thermal on February 28, 1997. Cash flows provided by investment activities for the three months ended March 31, 1998 were $4,609,000, compared to cash flows provided by investment activities for the three months ended March 31, 1997 of $3,677,000. Cash flows provided by investment activities in the first quarter of 1998 were from the receipt of Expandable Wraparound Mortgage principal payments of $4,448,000, in addition to the approximately $1 million in proceeds received from PDS Financial Corporation for the sale of certain slot machines under a sale lease-back arrangement (see further discussion below). For the three months ended March 31, 1997, cash flows provided by investment activities were primarily from the receipt of Expandable Wraparound Mortgage principal payments of $4,123,000. Cash flows used by financing activities in 1998 represent payments of a capital lease obligation for certain gaming equipment.

        For the three months ended March 31, 1998, the Corporation's "Adjusted EBITDA" was $2,119,000, compared to $2,110,000 for the same period of 1997. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

        During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, in November 1996 the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. The Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

        On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the Indenture. The Corporation had sufficient cash to pay the interest on the Notes due to several events: (i) cash flow from operations for January and February 1997 improved significantly over what had been expected; (ii) effective March 1, 1997, the Operating Lease and Expansion Operating Lease were amended to provide for the deferral of basic rent of $1.3 million on March 1, 1997 (as further discussed below); and (iii) on February 28, 1997, New Claridge entered into an agreement with Atlantic Thermal, pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million.

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over 1996 levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1998 to approximately $2 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994 and the construction of the self-parking garage, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management will also consider various refinancing efforts, including a sale of the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the self-parking garage. Arbitration proceedings commenced in April 1998, and are expected to continue into the third quarter of 1998. Recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. However, there is no assurance that the Corporation will be successful in realizing any recovery.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at March 31, 1998 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $96.5 million.

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

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the 1989 Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. During the third quarter of 1991, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. All of the $38.8 million of basic rent abatements had been fully utilized by the end of the first quarter of 1997.

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

        Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge had an option to purchase (the "Purchase Option"), on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the Purchase Option is exercised, which in no event may be less than (i) the amount then outstanding under the Expandable Wraparound Mortgage, plus (ii) $2.5 million, plus (iii) any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. To exercise the Purchase Option, New Claridge was required to give notice to the Partnership, at least nine months prior to the option date, of its election to do so. Based on its current financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

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


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)



By: /s/ Jean I. Abbott
    ------------------------------------------------------
        Jean I. Abbott
        Executive Vice President of Finance/
        Chief Financial Officer
        (Authorized Officer, Principal Financial Officer
        and Principal Accounting Officer)



Dated:  May 14, 1998