Form 10-Q
period 1998-06-30
CLARIDGE HOTEL & CASINO CORP
filed 1998-08-14
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended   June 30, 1998

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

                          Number of Shares Outstanding
                                 August 13, 1998
Class A Stock                       4,970,730          (After deducting 91,770
                                                      shares of Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------

                               Index to Form 10-Q

                                                                                  Page No.
                                                                                  --------
PART I.                              FINANCIAL INFORMATION


               Item 1.               Financial Statements

                                     Introductory Notes to Consolidated
                                     Financial Statements                            3

                                     Consolidated Balance Sheets at
                                     June 30, 1998 and 1997 and
                                     December 31, 1997                               4

                                     Consolidated Statements of Operations
                                     for the three months ended June 30,
                                     1998 and 1997                                   5

                                     Consolidated Statements of Operations
                                     for the six months ended June 30,
                                     1998 and 1997                                  6

                                     Consolidated Statements of Cash Flows
                                     for the six months ended June 30,
                                     1998 and 1997                                   7

                                     Notes to Consolidated Financial
                                     Statements                                      8

               Item 2.               Management's Discussion and Analysis
                                     of Financial Condition and Results
                                     of Operations                                  14

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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------


                          PART I. FINANCIAL INFORMATION
                          -----------------------------



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at June 30, 1998 and 1997 and December 31, 1997, and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                     June 30,           December 31,          June 30,
                                                                       1998                 1997                1997
                                                                     ---------           ---------           ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                          $  11,768              12,424              12,618
  Receivables, net (including $11,696 and
    $18,804 at June 30, 1998 and 1997,
    respectively and $19,878 at December 31,
    1997, due from the Partnership)                                     14,268              21,467              20,272
  Other current assets                                                   4,037               3,205               3,734
                                                                     ---------           ---------           ---------
       Total current assets                                             30,073              37,096              36,624
                                                                     ---------           ---------           ---------

Property and equipment, net (note 4)                                    30,910              32,094              33,301
Long-term receivables due from the
  Partnership (note 3)                                                  76,030              75,465              84,134
Intangible assets and deferred charges                                   1,788               2,020               2,296
Other assets                                                             3,966               3,705               3,065
                                                                     ---------           ---------           ---------
                                                                     $ 142,767             150,380             159,420
                                                                     =========           =========           =========
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Current maturities of long-term debt (note 7)                      $     237                  39                 -0-
  Accounts payable                                                       4,140               3,202               3,275
  Loan from the Partnership (note 5)                                     3,600               3,600               3,600
  Other current liabilities (note 6)                                    34,560              34,393              34,358
                                                                     ---------           ---------           ---------
                                                                        42,537              41,234              41,233
                                                                     ---------           ---------           ---------

Long-term debt (note 7)                                                 85,179              85,023              85,000
Deferred rent due to the Partnership                                     9,179              16,506              23,033
Deferred income taxes (note 9)                                           2,580               2,580               2,580
Other noncurrent liabilities (note 8)                                   21,145              20,850              20,948

Stockholders' deficiency:
  Common stock                                                               5                   5                   5
  Additional paid in capital                                             5,048               5,048               5,048
  Accumulated deficit                                                  (22,906)            (20,866)            (18,427)
  Treasury stock, 91,770 Class A Shares at
    cost at June 30, 1998 and December 31,
    1997, resepectively, and 56,158 Class A
    Shares at June 30, 1997                                                -0-                 -0-                 -0-
                                                                     ---------           ---------           ---------
      Total stockholders' deficiency                                   (17,853)            (15,813)            (13,374)
                                                                     ---------           ---------           ---------
                                                                     $ 142,767             150,380             159,420
                                                                     =========           =========           =========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 1998 and 1997
                      (in thousands except per share data)

                                                                                           1998               1997
                                                                                           ----               ----
Revenues:
        Casino                                                                          $ 43,718             43,393
        Hotel                                                                              2,303              2,414
        Food and beverage                                                                  4,658              5,073
        Interest from the Partnership                                                      3,078              3,624
        Interest, other                                                                      133                116
        Other                                                                                656                658
                                                                                        --------           --------
                                                                                          54,546             55,278
        Less promotional allowances (note 2)                                               4,850              4,807
                                                                                        --------           --------

             Net revenues                                                                 49,696             50,471
                                                                                        --------           --------

Costs and expenses:
        Casino                                                                            25,601             24,713
        Hotel                                                                                611                710
        Food and beverage                                                                  2,113              2,611
        Other                                                                                663                643
        Rent expense to the Partnership                                                    6,069              6,337
        Rent expense, other                                                                  352                315
        General and administrative                                                         7,375              6,719
        Gaming taxes                                                                       3,489              3,468
        Reinvestment obligation expense                                                      422                209
        Provision for uncollectible accounts                                                 105                 53
        Depreciation and amortization                                                        675                809
        Interest expense                                                                   2,616              2,609
                                                                                        --------           --------

             Total costs and expenses                                                     50,091             49,196
                                                                                        --------           --------


(Loss) income before income taxes                                                           (395)             1,275
Income tax (benefit) expense                                                                 -0-                -0-
                                                                                        --------           --------

Net (loss) income                                                                       $   (395)             1,275
                                                                                        ========           ========

Net (loss) income per share (based on 4,970,730 and 5,006,342 weighted average shares outstanding for the three months ended June 30, 1998
  and 1997, respectively), basic and diluted                                            $   (.08)               .25
                                                                                        ========           ========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1998 and 1997
                      (in thousands except per share data)

                                                                                          1998                1997
                                                                                        -------              ------
Revenue:
        Casino                                                                        $  84,712              83,278
        Hotel                                                                             4,041               4,179
        Food and beverage                                                                 9,157               9,690
        Interest from the Partnership                                                     6,292               7,365
        Interest, other                                                                     547                 188
        Other                                                                             1,400               1,244
                                                                                      ---------           ---------
                                                                                        106,149             105,944
        Less promotional allowances (note 2)                                              9,454               9,267
                                                                                      ---------           ---------

             Net revenues                                                                96,695              96,677
                                                                                      ---------           ---------

Costs and expenses:
        Casino                                                                           50,830              48,010
        Hotel                                                                             1,159               1,233
        Food and beverage                                                                 3,866               4,860
        Other                                                                             1,346               1,276
        Rent expense to the Partnership                                                  12,987              16,104
        Rent expense, other                                                                 651                 678
        General and administrative                                                       13,785              13,964
        Gaming taxes                                                                      6,763               6,656
        Reinvestment obligation expense                                                     589                 370
        Provision for uncollectible accounts                                                179                 107
        Depreciation and amortization                                                     1,332               1,636
        Interest expense                                                                  5,248               5,323
                                                                                      ---------           ---------

             Total costs and expenses                                                    98,735             100,217
                                                                                      ---------           ---------


Loss before income taxes                                                                 (2,040)             (3,540)
Income tax benefit                                                                          -0-                 -0-
                                                                                        --------           --------

Net loss                                                                              $  (2,040)             (3,540)
                                                                                      =========           =========

Net loss per share (based on 4,970,730 and 5,006,342 weighted average shares outstanding for the six months ended June 30, 1998
  and 1997, respectively), basic and diluted                                          $    (.41)               (.71)
                                                                                      =========           =========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                 (in thousands)

                                                                                     1998               1997
                                                                                  --------           --------
Cash flows from operating activities:
     Net loss                                                                     $ (2,040)            (3,540)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                              1,332              1,636
          Deferred rent to the Partnership                                          (7,327)            (4,977)
          Deferred interest receivable and
            discount from the Partnership                                             (972)              (845)
          Reinvestment obligation expenses                                             589                370
          (Gain) loss on disposal of assets                                            (71)                30
          Deferred income taxes                                                        -0-                 (1)
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                                        (882)               (32)
             Other current assets                                                     (832)              (257)
             Accounts payable                                                          938                278
             Other current liabilities                                                 167              1,928
             Other noncurrent liabilities                                               30              1,569
                                                                                  --------           --------

Net cash flows used in operating activities                                         (9,068)            (3,841)
                                                                                  --------           --------

Cash flows from investment activities:
     Increase in intangible assets and deferred charges                                (47)                (3)
     Additions to property and equipment                                              (149)               (41)
     Increase in other assets                                                         (850)              (952)
     Proceeds from disposal of assets                                                1,019                588
     Increase in long-term receivables                                                (445)              (101)
     Receipt of long-term receivables                                                8,933              8,436
                                                                                  --------           --------

Net cash flows provided by investment activities                                     8,461              7,927
                                                                                  --------           --------

Cash flows from financing activities:
     Payment of long-term debt                                                         (49)               -0-
                                                                                  --------           --------

Net cash flows used in financing activities                                            (49)               -0-
                                                                                  --------           --------

(Decrease) increase in cash and cash equivalents                                      (656)             4,086

Cash and cash equivalents at beginning of period                                    12,424              8,532
                                                                                  --------           --------

Cash and cash equivalents at end of period                                        $ 11,768             12,618
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

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and six months ended June 30, 1998 and 1997 has been allocated to casino operating expenses as follows (in thousands):

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------    -------------------------
                                      1998           1997           1998          1997
                                      ----           ----           ----          ----
Hotel                               $  931            899          1,848          1,954
Food and beverage                    3,386          2,884          6,641          5,826
Other (Entertainment)                  270            332            489            524
                                    ------         ------         ------         ------
Total costs allocated to
  casino operating expenses         $4,587          4,115          8,978          8,304
                                    ======         ======         ======         ======

3.    Long-Term Receivables

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                                        June 30,         December 31,           June 30,
                                                                         1998               1997                  1997
                                                                       --------           --------             --------
                                                                                        (in thousands)
        Expandable Wraparound Mortgage 14%,
          maturities through September 30,
          2000 (net of $5,567,000 discount and
          $7,445,000 discount at June 30,
          1998 and 1997 respectively, and $6,539,000
          discount at December 31, 1997)                               $ 41,433             40,461               46,555
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                             20,000             20,000               20,000
        FF&E promissory notes, 14%                                       14,597             15,004               16,704
        Expansion/Construction promissory note, 14%                         -0-                -0-                  875
                                                                       --------           --------             --------

                                                                       $ 76,030             75,465               84,134
                                                                       ========           ========             ========

                          THE CLARIDGE HOTEL AND CASINO
                        CORPORATION Notes to Consolidated
                         Financial Statements (cont'd.)

4.      Property and Equipment

        Property and equipment consists of the following:

                                                                       June 30,          December 31,           June 30,
                                                                         1998                1997                 1997
                                                                       --------            -------              -------
                                                                                        (in thousands)
        Gaming equipment                                               $ 15,932             18,366               18,244
        Land and land improvements                                        7,598              7,598                7,598
        Self-parking garage facility                                     20,070             20,070               20,100
        Leasehold improvements                                              745                745                  745
        Capital lease asset                                               1,112                693                  613
        Other equipment                                                     107                107                  107
                                                                       --------            -------              -------

                                                                         45,564             47,579               47,407
        Less accumulated depreciation and amortization                   14,654             15,485               14,106
                                                                       --------            -------              -------

        Net property and equipment                                     $ 30,910             32,094               33,301
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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of June 30, 1998 such interest, which is included in other current liabilities, amounted to $3,906,000.

                          THE CLARIDGE HOTEL AND CASINO
                        CORPORATION Notes to Consolidated
                         Financial Statements (cont'd.)

6.      Other Current Liabilities

        Other current liabilities consist of the following:

                                                                        June 30,         December 31,           June 30,
                                                                         1998               1997                  1997
                                                                       --------           --------             --------
                                                                                       (in thousands)
        Deferred rent, current                                         $ 15,078             15,078               15,078
        Deferred rent, 03/01/97                                             775              1,075                1,225
        Accrued payroll and related benefits                              6,685              6,508                6,687
        Accrued interest, First  Mortgage Notes                           4,161              4,161                4,161
        Accrued interest due to Partnership                               3,906              3,690                3,474
        Auto and general  liability reserves                              1,634              1,488                1,259
        Other current liabilities                                         2,321              2,393                2,474
                                                                       --------           --------             --------
                                                                       $ 34,560             34,393               34,358
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

7.      Long-Term Debt

        Long-term debt consists of the following:

                                                                       June 30,          December 31,           June 30,
                                                                         1998                1997                 1997
                                                                       --------            -------              -------
                                                                                     (in thousands)
        11 3/4% Notes due 2002                                         $ 85,000             85,000               85,000
        Capital lease obligations                                           416                 62                  -0-
                                                                       --------            -------              -------
                                                                         85,416             85,062               85,000
        Less current installments                                           237                 39                  -0-
                                                                       --------            -------              -------
                                                                       $ 85,179             85,023               85,000
                                                                       ========            =======              =======

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage

                          THE CLARIDGE HOTEL AND CASINO
                        CORPORATION Notes to Consolidated
                         Financial Statements (cont'd.)

7.      Long-Term Debt (cont'd.)
        --------------

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

8.      Other Noncurrent Liabilities
        ----------------------------

        Other noncurrent liabilities consist of the following:

                                                  June 30,          December 31,           June 30,
                                                    1998                1997                 1997
                                                  --------             ------               ------
                                                                   (in thousands)

        Contingent Payment                        $ 19,000             19,000               19,000
        License agreement                            1,406              1,444                1,488
        Deferred gain on sale                          265                -0-                  -0-
        Other                                          474                406                  460
                                                  --------             ------               ------
                                                  $ 21,145             20,850               20,948
                                                  ========             ======               ======

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of June 30, 1998, accrued interest would have amounted to approximately $62.0 million.

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

9.      Income Taxes
        ------------

        The Corporation recorded an income tax benefit of $607,000, and a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the six months ended June 30, 1998.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's 1990 and 1991 taxable years. On January 23, 1997, the Corporation filed a petition with the United States Tax Court requesting a redetermination of the asserted deficiency. The United States Tax Court set a trial date for this case of June 1, 1998. In April 1998, the Corporation filed a Motion for Continuance of Trial, which was subsequently granted; the case has been restored to the general trial docket. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30,1998
-------------------------------------------------------------

        The Corporation had a net loss of $395,000 for the three months ended June 30, 1998, compared to net income of $1,275,000 for the same period of 1997.

        Casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, totalled $43,718,000 during the second quarter of 1998, a slight increase over casino revenues totalling $43,393,000 during the same period of 1997. Citywide casino revenues, as reported, increased 1.1% in the second quarter of 1998 over the same prior year period. Citywide casino capacity during the second quarter of 1998 increased over the same period of 1997, resulting primarily from the opening of the Bally's Wild Wild West casino in July 1997, as reflected in the 7.6% increase in the average number of slot machines available citywide.

        New Claridge's table games drop (the amount of gaming chips purchased by patrons) increased 21.4% during the second quarter of 1998 over the same period of 1997. This increase resulted from various programs designed to increase the table games segment of the business, including a marketing initiative aimed at domestic Asian players, increased junket activity, and increased player development activity. The table games hold percentage (the percentage of win to drop) during the second quarter of 1998 was 14.7%, compared to 14.6% during the second quarter of 1997. As a result, New Claridge's table games revenue during the second quarter of 1998 was $11,742,000, reflecting a 22.3% increase over the same prior year period. Citywide table games drop, as reported, decreased slightly during the second quarter of 1998 from prior year levels, while citywide table games revenue, as reported, increased slightly, resulting from a slightly higher hold percentage.

        New Claridge's slot machine revenue during the second quarter of 1998 was $31,976,000, reflecting a decline of 5.4% from prior year revenue. Citywide slot machine revenues, as reported, for the second quarter of 1998 increased 1.2% over the same period of 1997. As previously discussed, the average number of slot machines available citywide during the second quarter of 1998 increased 7.6% over the same period of 1997, primarily as a result of the opening of Bally's Wild Wild West casino. The average number of slot machines available at the Claridge during the second quarter of 1998 remained consistent with the same period of 1997.

        During the second quarter of 1998, marketing efforts to attract bus customers continued to ease, as reflected in the lower average coin packages offered to patrons arriving by bus. For the three months ended June 30, 1998, coin incentives totalling $3,771,000 were paid to 249,000 patrons arriving at the Claridge by bus, for an average of $15 per patron. This compared to $4,762,000 of coin incentives paid to 287,000 bus patrons during the same period of 1997, or an average of $17 per patron. In addition to the bus program, New Claridge offers promotional incentives to its customers through direct marketing programs, in the form of coin to play slot machines and gaming chips to play table games, based on their levels of gaming activity. Promotional incentives issued through these direct marketing programs during the second quarter of 1998 totalled $2,726,000, compared to $2,875,000 during the same period of 1997.

        Hotel occupancy during the second quarter of 1998 decreased to 87.6%, from 91.2% during the same period of 1997, while the average room rate also decreased slightly, to $58 during the second quarter of 1998 from $59 during the second quarter of 1997. As a result, hotel revenues during the three months ended June 30, 1998 of $2,303,000 were 4.6% lower than the same period of 1997. Food and beverage revenues during the second quarter of 1998 totalled $4,658,000, reflecting an 8.2% decline from the same period of 1997. This decrease was due primarily to a reduction in the number of covers (meals served), due in part to the closing of New Claridge's 24-hour restaurant during the quarter for a complete renovation. The total number of covers served during the second quarter of 1998 was 309,000, at an average price per cover of $10.13, compared to 358,000 covers served during the same period of 1997, at an average price per cover of $9.38. During the second quarter of 1998, promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, were in line with the same period of 1997.

        Casino operating expenses during the second quarter of 1998 of $25,601,000 were 3.6% higher than the same period of 1997, primarily due to costs associated with the increased marketing initiatives to attract table games players, offset somewhat by the decrease in promotional coin expenses. Hotel and food and beverage expenses during the second quarter of 1998 decreased from 1997 levels, primarily due to the lower levels of business in those areas. General and administrative expenses during the second quarter of 1998 of $7,375,000 were 9.8% higher than the same period of 1997, due to increased advertising expenditures, as well as increased legal fees, primarily due to the ongoing arbitration proceedings related to the accident which occurred in New Claridge's self-parking garage in 1996. Rent expense to the Partnership in the second quarter of 1998 was $6,069,000, reflecting a decrease from rent expense during the second quarter of 1997 of $6,337,000. This decrease was due to lower rental payments to the Partnership during the second quarter of 1998 for the debt service on FF&E Loans (see "Liquidity and Capital Resources").

          For the second quarter of 1998, the Corporation recorded an income tax benefit of $55,000, offset by a corresponding increase in the valuation allowance; this compared to income tax expense of $626,000, offset by a corresponding decrease in the valuation allowance, during the second quarter of 1997.

Results of Operations for the Six Months Ended June 30, 1998
------------------------------------------------------------

        For the six months ended June 30, 1998, the Corporation had a net loss of $2,040,000, compared to a net loss of $3,540,000 for the six months ended June 30, 1997.

        New Claridge recorded total casino revenues during the first half of 1998 of $84,712,000, reflecting a 1.7% increase over the same period of 1997. This increase was in line with the increase reported in total citywide casino revenues, of 1.8%, for the first half of 1998. Average citywide casino capacity also increased during the first half of 1998, as reflected in the 7.1% increase in the average number of slot machines available and the 7.4% increase in casino square footage.

        New Claridge's table games drop and revenue increased 23.8% and 15.0%, respectively, during the first half of 1998 as compared to the same period of 1997. These increases resulted from the marketing initiatives aimed at increasing table games play, as previously discussed. Citywide table games drop and revenue during the first half of 1998, as reported, decreased slightly from the same period of 1997.

        During the six months ended June 30, 1998, New Claridge's slot machine revenue of $62,066,000 decreased 2.4% from the same period of 1997, due to the increase in competition resulting from the expansion of citywide capacity. Citywide slot revenues, as reported, increased 2.9% during the first half of 1998, as compared to the first half of 1997.

        New Claridge issued $7,181,000 of coin incentives to 465,000 patrons arriving at the Claridge by bus during the first half of 1998, for an average coin incentive per passenger of $15. This was a reduction from the $8,720,000 of coin incentives issued to 511,000 patrons during the first half of 1997, or an average of $17 per patron. In addition, promotional incentives issued through New Claridge's direct marketing programs during the first half of 1998 totalled $5,670,000, compared to $5,725,000 during the same period of 1997.

        Hotel revenues during the six months ended June 30, 1998 totalled $4,041,000, reflecting a 2.6% decrease from the same period of 1997. Hotel occupancy and the average room rate during the first half of 1998 was 86.3% and $53, respectively, compared to 89.5% and $52, respectively, during the first half of 1997. Food and beverage revenues were $9,157,000 during the first half of 1998, a 5.5% decrease from food and beverage revenues during the first half of 1997. The total number of covers declined to 579,000 in the first half of 1998 from 680,000 during the same period of 1997, although the average price per cover increased to $10.36 in the first half of 1998 from $9.35 in the first half of 1997. The reduction in the number of covers served was due to the closing of two of New Claridge's restaurants (the buffet during the first quarter of 1998 and the 24-hour restaurant during the second quarter of 1998) for renovations. Promotional allowances during the first half of 1998 increased 2.0% over the first half of 1997, primarily due to increased player development activities.

        Total costs and expenses during the first six months of 1998 of $98,735,000 were 1.5% lower than the same period of 1997, primarily due to lower rent expense to the Partnership resulting from the accounting for lease abatements allowed in accordance with the March 1, 1997 amendments to the Operating Lease and Expansion Operating Lease. Casino operating expenses of $50,830,000 were 5.9% higher than in the first half of 1997, primarily as a result of increased marketing costs related to the initiatives to increase table games business, as well as higher payroll costs incurred as a result of the increase in business, offset somewhat by lower coin incentive costs. Hotel and food and beverage expenses during the first half of 1998 decreased 17.5% from 1997 levels, resulting from the decline in business activity, as well as an increase in the allocation of these costs to casino expenses for the cost of providing promotional allowances to casino patrons. General and administrative expenses during the first half of 1998 were $13,785,000, slightly lower than the same period of 1997; although 1998 expenses include increased advertising expenditures and legal fees related to the ongoing arbitration proceedings, as previously discussed, 1997 expenses included legal and professional fees incurred related to the Corporation's attempted reorganization in early 1997.

        For the first six months of 1998 and 1997, the Corporation recorded income tax benefits of $607,000 and $1,175,000, respectively, offset by corresponding increases in the valuation allowance, as a result of the losses incurred in those periods.

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

        At June 30, 1998, the Corporation had a working capital deficiency of $12,464,000 as compared to a working capital deficiency of $4,138,000 at December 31, 1997. The increase in the working capital deficiency is principally attributable to a decrease in receivables of $7,199,000 (primarily due to a decrease in the current portion of the Expandable Wraparound Mortgage due from the Partnership) and an increase in accounts payable of $938,000. The working capital deficiency at June 30, 1997 was $4,609,000. Current liabilities at June 30, 1998 and December 31, 1997 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $3,906,000 at June 30, 1998 and $3,690,000 at December 31, 1997. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at June 30, 1998 and December 31, 1997 would have been $10,120,000 and $18,230,000, respectively.

        For the six months ended June 30, 1998, cash flows used in operating activities were $9,068,000, compared to $3,841,000 for the six months ended June 30, 1997. Cash flows used in operating activities in 1997 were improved by the deferral on March 1, 1997 of $1.3 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, in addition to the $1.5 million license fee received from Atlantic Thermal on February 28, 1997. Cash flows provided by investment activities for the first half of 1998 were $8,461,000, compared to cash flows provided by investment activities for the same period 1997 of $7,927,000. Cash flows provided by investment activities in the first half of 1998 were from the receipt of Expandable Wraparound Mortgage principal payments of $8,933,000, in addition to the approximately $1 million in proceeds received from PDS Financial Corporation for the sale of certain slot machines under a sale lease-back arrangement (see further discussion below). For the six months ended June 30, 1997, cash flows provided by investment activities were primarily from the receipt of Expandable Wraparound Mortgage principal payments of $8,436,000. Cash flows used by financing activities in 1998 represent payments of capital lease obligations for certain gaming equipment.

        For the six months ended June 30, 1998, the Corporation's "Adjusted EBITDA" was $5,763,000, compared to $6,403,000 for the same period of 1997. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. Although management of the Corporation believes that operating results will continue to improve over 1996 levels, no assurances as to the continuation of this improvement can be given. Management will continue to conserve cash through various cost containment measures, including limiting capital expenditures in 1998 to approximately $1.5 million. Given the various improvements made to the property in recent years, including the casino expansion in 1994 and the construction of the self-parking garage, the current condition of the property is such that the above-mentioned level of capital expenditures is deemed adequate. Management will also consider various refinancing efforts, including a sale of the Corporation. In addition, New Claridge has retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims as a result of the accident which occurred in the self-parking garage on July 10, 1996. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the self-parking garage. Arbitration proceedings commenced in April 1998, and are expected to continue into the fourth quarter of 1998. Recovery of these claims would have a positive impact on New Claridge's financial results and liquidity. However, there is no assurance that the Corporation will be successful in realizing any recovery.

        In December 1997, New Claridge obtained a commitment from PDS Financial Corporation ("PDS") for a $2 million sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $2 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at June 30, 1998 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $92.1 million.

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

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases are scheduled to expire on September 30, 1998 and each lease provides for three 10-year renewal options at the election of New Claridge. In connection with the March 1, 1997 restructuring agreement between the Corporation, New Claridge, and the Partnership (see discussion below), New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008. The Operating Lease requires basic rental payments to be made in equal monthly installments escalating annually up to $41,775,000 in 1997, and $32,531,000 for the remainder of the initial lease term. Prior to the Corporation's 1989 restructuring, basic rent expense (recognized on a leveled basis in accordance with Statement of Financial Accounting Standards No. 13), was $31,902,000 per year. Therefore, in the early years of the lease term, required cash payments under the Operating Lease (not including the Expansion Operating Lease) were significantly lower than the related expense recognized for financial reporting purposes. Rental payments under the Expansion Operating Lease are adjusted annually based on a Consumer Price Index with any increase not to exceed two percent per year. Pursuant to the 1989 Restructuring Agreement, the Operating Lease and the Expansion Operating Lease were amended to provide for the abatement of $38.8 million of basic rent payable through 1998 and the deferral of $15.1 million of rental payments, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. Effective on completion of the 1989 restructuring, lease expense recognized on a level basis was reduced prospectively, based on a revised schedule of rent leveling based on the agreed rental abatements. During the third quarter of 1991, the Corporation had accrued the maximum amount of $15.1 million of deferred rent liability under the lease arrangements. The deferred rent liability will become payable (i) upon a sale or refinancing of the Claridge; (ii) upon full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) upon full satisfaction of any first mortgage then in place. All of the $38.8 million of basic rent abatements had been fully utilized by the end of the first quarter of 1997.

        The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997, provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and provide for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full (subject to acceleration under certain circumstances). For the years 1999 through 2003, additional abatements of basic rent will be reduced to provide the Partnership with amounts needed to meet the Partnership's cash requirements plus an additional amount ($83,333 per month in 1999 and 2000, $125,000 per month in 2001, and $166,667 per month in 2002 and 2003). All abatements of rent in excess of the $38.8 million which were allowed in accordance with the 1989 restructuring will be recognized as a reduction to lease expense as abated.

        As previously discussed, under the March 1, 1997 restructuring agreement between the Corporation, New Claridge and the Partnership, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008. Basic rent during the renewal term of the Operating Lease will be calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1,

1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Basic rent during the renewal term of the Expansion Operating Lease will also be calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter.

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

        Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Corporation has assessed its hardware, software, and other non-Information Technology ("IT") systems, and has a plan in place to address year 2000 issues on a timely basis. The Corporation's management anticipates using primarily internal staff to identify, correct, and test the systems for year 2000 compliance, which therefore are not likely to result in incremental costs, but rather will represent a redeployment of existing IT resources. Non-essential non-year 2000 IT projects may be delayed, however, adequate resources are available to address essential projects. The Corporation does not expect the amounts required to be expensed related to correcting the year 2000 problem to have a material effect on its financial position or results of operations. Implementation of this plan has begun, and although management of the Corporation anticipates completion of this project by the end of 1999, there can be no assurances of this. If the modifications are not completed timely, the year 2000 problem could have a material impact on the Corporation's ability to conduct its business.

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



Dated: August 13, 1998