Form 10-Q
period 1998-09-30
CLARIDGE HOTEL & CASINO CORP
filed 1998-11-13
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended   September 30, 1998

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

     Number of Shares Outstanding November 13, 1998 Class A Stock 4,970,730 (After deducting 91,770 shares of Treasury Stock)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                       Page No.


PART I.                    FINANCIAL INFORMATION


               Item 1.     Financial Statements

                           Introductory Notes to Consolidated
                           Financial Statements                           3

                           Consolidated Balance Sheets at
                           September 30, 1998 and 1997 and
                           December 31, 1997                              4

                           Consolidated Statements of Operations
                           for the three months ended September 30,
                           1998 and 1997                                  5

                           Consolidated Statements of Operations
                           for the nine months ended September 30,
                           1998 and 1997                                  6

                           Consolidated Statements of Cash Flows
                           for the nine months ended September 30,
                           1998 and 1997                                  7

                           Notes to Consolidated Financial
                           Statements                                     8


               Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                 13


PART II.                   OTHER INFORMATION


                           No information is provided under this Section as the answers to Items 1 through 6 are either inapplicable or negative

               THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at September 30, 1998 and 1997 and December 31, 1997, and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                             September 30,           December 31,           September 30,
                                                                  1998                   1997                    1997
                                                                ---------              ---------               ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                        $8,702                 12,424                  12,788
  Receivables, net (including $7,159 and
    $19,787 at September 30, 1998 and 1997,
    respectively and $19,878 at December 31,
    1997, due from the Partnership)                                10,218                 21,467                  21,197
  Other current assets                                              3,370                  3,205                   3,520
                                                                ---------              ---------               ---------
       Total current assets                                        22,290                 37,096                  37,505
                                                                 --------               --------                --------

Property and equipment, net (note 4)                               30,705                 32,094                  32,713
Long-term receivables due from the
  Partnership (note 3)                                             75,906                 75,465                  79,614
Intangible assets and deferred charges                              1,648                  2,020                   2,161
Other assets                                                        4,328                  3,705                   3,421
                                                                ---------              ---------               ---------
                                                                 $134,877                150,380                 155,414
                                                                 ========               ========                ========
LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities:
  Current maturities of long-term debt (note 7)                  $    364                     39                     -0-
  Accounts payable                                                  3,990                  3,202                   3,591
  Loan from the Partnership (note 5)                                3,600                  3,600                   3,600
  Other current liabilities (note 6)                               32,297                 34,393                  31,898
                                                                ---------              ---------               ---------
                                                                   40,251                 41,234                  39,089
                                                                ---------              ---------               ---------

Long-term debt (note 7)                                            85,263                 85,023                  85,000
Deferred rent due to the Partnership                                5,517                 16,506                  19,770
Deferred income taxes (note 9)                                      2,579                  2,580                   2,580
Other noncurrent liabilities (note 8)                              21,119                 20,850                  21,001

Stockholders' equity:
  Common stock                                                          5                      5                       5
  Additional paid in capital                                        5,048                  5,048                   5,048
  Accumulated deficit                                             (24,905)               (20,866)                (17,079)
  Treasury stock, 91,770 Class A Shares at cost
    at September 30, 1998, December 31, 1997 and
    September 30, 1997, respectively                                  -0-                    -0-                     -0-
                                                                ---------              ---------               ---------
      Total stockholders' deficiency                              (19,852)               (15,813)                (12,026)
                                                                ---------              ---------               ---------
                                                                 $134,877                150,380                 155,414
                                                                 ========              =========               =========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1998 and 1997
                      (in thousands except per share data)

                                                                                         1998                       1997
                                                                                         ----                       ----
Revenues:
        Casino                                                                          $ 43,519                 43,975
        Hotel                                                                              3,135                  3,102
        Food and beverage                                                                  5,402                  5,353
        Interest from the Partnership                                                      2,942                  3,495
        Interest, other                                                                      112                    106
        Other                                                                                866                    694
                                                                                       ---------              ---------
                                                                                          55,976                 56,725
        Less promotional allowances (note 2)                                               5,742                  5,317
                                                                                        --------               --------

             Net revenues                                                                 50,234                 51,408
                                                                                        --------                -------

Costs and expenses:
        Casino                                                                            26,965                 24,764
        Hotel                                                                                646                    702
        Food and beverage                                                                  2,434                  2,742
        Other                                                                                705                    659
        Rent expense to the Partnership                                                    7,087                  7,065
        Rent expense, other                                                                  302                    300
        General and administrative                                                         6,931                  6,621
        Gaming taxes                                                                       3,465                  3,514
        Reinvestment obligation expense                                                      176                    170
        Provision for uncollectible accounts                                                 227                     57
        Depreciation and amortization                                                        663                    829
        Interest expense                                                                   2,632                  2,637
                                                                                         -------               --------

             Total costs and expenses                                                     52,233                 50,060
                                                                                         -------                -------


(Loss) income before income taxes                                                         (1,999)                 1,348
Income tax benefit                                                                           -0-                    -0-
                                                                                         -------                -------
Net (loss) income                                                                       $ (1,999)                 1,348
                                                                                        =========               =======

Net (loss) income per share (based on 4,970,730 and 4,997,826 average shares outstanding for the three months ended September 30, 1998 and
 1997, respectively)                                                                   $    (.40)                   .27
                                                                                       ==========               =======



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1998 and 1997
                      (in thousands except per share data)

                                                                                          1998                  1997
                                                                                        -------               --------
Revenue:
        Casino                                                                           $128,231               127,253
        Hotel                                                                               7,176                 7,281
        Food and beverage                                                                  14,559                15,043
        Interest from the Partnership                                                       9,234                10,860
        Interest, other                                                                       659                   294
        Other                                                                               2,266                 1,938
                                                                                         --------              --------
                                                                                          162,125               162,669
        Less promotional allowances (note 2)                                               15,196                14,584
                                                                                         --------              --------

             Net revenues                                                                 146,929               148,085
                                                                                         --------              --------

Costs and expenses:
        Casino                                                                             77,795                72,774
        Hotel                                                                               1,805                 1,935
        Food and beverage                                                                   6,300                 7,602
        Other                                                                               2,051                 1,935
        Rent expense to the Partnership                                                    20,074                23,169
        Rent expense, other                                                                   953                   978
        General and administrative                                                         20,716                20,585
        Gaming taxes                                                                       10,228                10,170
        Reinvestment obligation expense                                                       765                   540
        Provision for uncollectible accounts                                                  406                   164
        Depreciation and amortization                                                       1,995                 2,465
        Interest expense                                                                    7,880                 7,960
                                                                                         --------             ---------

             Total costs and expenses                                                     150,968               150,277
                                                                                         --------              --------


Loss before income taxes                                                                   (4,039)               (2,192)
Income tax benefit                                                                            -0-                  -0-
                                                                                         --------              --------
Net loss                                                                                 $ (4,039)               (2,192)
                                                                                         ========              ========

Net loss per share (based on 4,970,730 and 5,003,472 weighted average shares outstanding for the nine months ended September 30, 1998
  and 1997, respectively)                                                               $    (.81)                 (.44)
                                                                                        =========              ========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997

                                 (in thousands)

                                                              1998                 1997
                                                           ---------             ---------
Cash flows from operating activities:
     Net loss                                                 $ (4,039)               (2,192)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                          1,995                 2,465
          Deferred rent to the Partnership                     (10,989)               (8,240)
          Deferred interest receivable and
            discount from the Partnership                       (1,484)               (1,291)
          Reinvestment obligation expenses                         765                   540
          (Gain) loss on disposal of assets                        (86)                   30
          Deferred income taxes                                     (1)                   (1)
          Change in assets and liabilities:
             Receivables, net, excluding current
              portion of long-term receivables                  (1,085)                   41
             Other current assets                                 (165)                  (43)
             Accounts payable                                      788                   594
             Other current liabilities                          (2,096)                 (532)
             Other noncurrent liabilities                           44                 1,622
                                                              --------              --------
Net cash flows used in operating activities                    (16,353)               (7,007)
                                                              --------              --------
Cash flows from investment activities:
     Increase in intangible assets and deferred charges            (47)                   (8)
     Additions to property and equipment                          (209)                 (142)
     Increase in other assets                                   (1,388)               (1,476)
     Proceeds from disposition of property                       1,034                   587
     Increase in long-term receivables                            (569)                 (149)
     Receipt of long-term receivables                           13,945                12,451
                                                              --------              --------
Net cash flows provided by investment activities                12,766                11,263
                                                              --------              --------
Cash flows from financing activities:
    Payment of long-term debt                                     (135)                  -0-
                                                              --------              --------
Net cash flows used in financing activities                       (135)                  -0-
                                                              --------              --------
(Decrease) increase in cash and cash equivalents                (3,722)                4,256

Cash and cash equivalents at beginning of period                12,424                 8,532
                                                              --------              --------

Cash and cash equivalents at end of period                    $  8,702                12,788
                                                              ========              ========

          See accompanying notes to consolidated financial statements

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

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. In addition, the estimated cost of providing such promotional allowances to casino patrons for the three and nine months ended September 30, 1998 and 1997 has been allocated to casino operating expenses as follows (in thousands):


                                                                Three Months                               Nine Months
                                                           Ended September 30,                       Ended September 30,
                                                       1998                   1997             1998                1997
                                                     --------               -------         ---------            --------
        Hotel                                         $ 1,020                   975             2,868               2,929
        Food and beverage                               3,678                 3,008            10,319               8,834
        Other (Entertainment)                             286                   259               775                 783
                                                     --------               -------         ---------            --------
        Total costs allocated to
          casino operating expenses                   $ 4,984                 4,242            13,962              12,546
                                                      =======                ======           =======             =======

3.    Long-Term Receivables

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                                   September 30,       December 31,        September 30,
                                                                        1998               1997                 1997
                                                                      -------            -------              -------
                                                                                     (in thousands)
Expandable Wraparound Mortgage 14%, maturities through
  September 30, 2000 (net of $5,055,000 discount and $7,000,000 discount at September 30, 1998 and 1997 respectively, and
  $6,539,000 discount at December 31, 1997)                         $41,945               40,461               43,500
Deferred Expandable Wraparound
  Mortgage interest receivable, due
  September 30, 2000                                                 20,000               20,000               20,000
FF&E promissory notes, 14%                                           13,961               15,004               15,920
Expansion/Construction promissory note, 14%                             -0-                  -0-                  194
                                                                    -------              -------              -------
                                                                    $75,906               75,465               79,614
                                                                    =======              =======              =======


              Notes to Consolidated Financial Statements (cont'd.)

4.      Property and Equipment

        Property and equipment consists of the following:



                                                                   September 30,       December 31,        September 30,
                                                                        1998               1997                 1997
                                                                      --------           -------              -------
                                                                                     (in thousands)
        Gaming equipment                                           $ 15,485               18,366               18,290
        Land and land improvements                                    7,598                7,598                7,598
        Building                                                     20,070               20,070               20,070
        Leasehold improvements                                          745                  745                  745
        Capital lease asset                                           1,416                  693                  697
        Other equipment                                                 107                  107                  107
                                                                   --------              -------              -------
                                                                     45,421               47,579               47,507
        Less accumulated depreciation and amortization               14,716               15,485               14,794
                                                                   --------              -------              -------

        Net property and equipment                                 $ 30,705               32,094               32,713
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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of September 30, 1998, such interest, which is included in other current liabilities, amounted to $4,014,000.

              Notes to Consolidated Financial Statements (cont'd.)


6.      Other Current Liabilities

        Other current liabilities consist of the following:




                                                                   September 30,       December 31,        September 30,
                                                                        1998               1997                 1997
                                                                     ---------           --------             -------
                                                                                     (in thousands)
        Deferred rent, current                                     $ 15,078               15,078               15,078
        Deferred rent, 03/01/97                                         625                1,075                1,150
        Accrued payroll and related benefits                          6,757                6,508                6,353
        Accrued interest, First  Mortgage Notes                       1,665                4,161                1,665
        Accrued interest due to Partnership                           4,014                3,690                3,582
        Auto and general  liability reserves                          1,719                1,488                1,392
        Other current liabilities                                     2,439                2,393                2,678
                                                                  ---------             --------              -------
                                                                  $  32,297               34,393               31,898
                                                                  =========             ========              =======

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

7.      Long-Term Debt

        Long-term debt consists of the following:


                                                                   September 30,       December 31,        September 30,
                                                                        1998               1997                 1997
                                                                     ---------          --------              --------
                                                                                     (in thousands)
        11 3/4% Notes due 2002                                     $ 85,000               85,000               85,000
        Capital lease obligations                                       627                   62                  -0-
                                                                  ---------             --------             --------
                                                                     85,627               85,062               85,000
        Less current installments                                       364                   39                  -0-
                                                                  ---------             --------             --------
                                                                  $  85,263               85,023               85,000
                                                                  =========             ========             ========


        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, (ii) a pledge granted by the Corporation of

              Notes to Consolidated Financial Statements (cont'd.)

7.      Long-Term Debt (cont'd.)

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

8.      Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

                                                                   September 30,       December 31,        September 30,
                                                                        1998               1997                 1997
                                                                      --------          ---------             --------
                                                                                     (in thousands)
        Contingent Payment                                         $ 19,000               19,000               19,000
        License agreement                                             1,387                1,444                1,467
        Deferred gain on sale                                           225                  -0-                  -0-
        Other                                                           507                  406                  534
                                                                   --------            ---------             --------
                                                                   $ 21,119               20,850               21,001
                                                                   ========              =======               ======


        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of September 30, 1998, accrued interest would have amounted to approximately $65.1 million.

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

              Notes to Consolidated Financial Statements (cont'd.)

8.      Other Noncurrent Liabilities (cont'd.)

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

        In December 1997, New Claridge obtained a committment from PDS Financial Corporation ("PDS") for a $1.8 million sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $1.8 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines will be leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. Deferred gain on sale represents the gain on this sale lease-back transaction which will be recognized over the term of the lease.

9.      Income Taxes

        The Corporation recorded an income tax benefit of $1,611,000, and a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the nine months ended September 30, 1998.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's 1990 and 1991 taxable years. A United States Tax Court trial has been scheduled to begin on January 25, 1999. The Corporation believes the ultimate resolution of the case will not result in a material impact on the Corporation's Consolidated Financial Statements.

10.     Claridge License Renewal

        On September 22, 1995, New Claridge was issued a four-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1998

        The Corporation had a net loss of $1,999,000 for the three months ended September 30, 1998, compared to net income of $1,348,000 for the same period of 1997.

        During the third quarter of 1998, casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, totalled $43,519,000, a decrease of 1.0% from casino revenue of $43,975,000 during the third quarter of 1997. Citywide casino revenue, as reported, increased 4.0% in the third quarter of 1998 over the same period of 1997. Citywide casino capacity also increased during the third quarter of 1998, as reflected in the 4.0% increase in citywide casino square footage. This increase was primarily due to a casino expansion at Caesars Atlantic City Casino, which added approximately 800 slot machines to its existing casino.

        Table games revenue during the third quarter of 1998 was $10,841,000, an increase of 5.2% over the table games revenue during the third quarter of 1997. This increase was due to an 11.8% increase in table games drop (the amount of gaming chips purchased by patrons) over the third quarter of 1997, offset by a decrease in the table games hold percentage (the percentage of win to drop) to 12.9% in the third quarter of 1998 from 13.7% in the same period of 1997. The increase in table games drop is attributable to ongoing efforts to increase New Claridge's table games business through various marketing initiatives aimed at domestic Asian players, junket business, and player development. Citywide table games drop, as reported, decreased slightly from prior year levels. However, citywide table games revenue, as reported, increased 4.6% over the third quarter of 1997 as a result of a higher hold percentage.

        Slot machine revenues reported by New Claridge during the third quarter of 1998 totalled $32,678,000, reflecting a 3.0% decrease from the third quarter of 1997. Citywide slot machine revenue, as reported, during the third quarter of 1998 increased 3.8% over the same period of 1997. As a result of the casino expansion at Caesars during the second quarter of 1998, as previously discussed, the average number of slot machines available citywide increased 3.0% during the third quarter of 1998 over the prior year, while the number of slot machines available at the Claridge did not change.

        Citywide competition for attracting bus customers began to accelerate during the third quarter of 1998 as companies struggled to increase revenues to support recently expanded properties, such as the Caesars expansion, which opened in spring 1998, and Bally's Wild Wild West casino, which opened in the third quarter of 1997. As a result, coin incentives issued to bus customers increased. During the third quarter of 1998, 247,000 bus passengers arrived at the Claridge, and were issued $4,037,000 in coin incentives, for an average incentive per passenger of $16.34. This compares to total bus coin incentives issued during the third quarter of 1997 of $3,107,000 to 237,000 bus passengers, for an average of $13.11 per passenger. In addition to the bus program, New Claridge offers promotional incentives to its customers, through direct marketing programs, in the form of coin to play slot machines and gaming chips to play table games, based on their levels of gaming activity. Promotional incentives issued through these direct marketing programs during the third quarter of 1998 totalled $2,633,000, compared to $2,977,000 during the third quarter of 1997.

        Hotel revenues for the three months ended September 30, 1998 were $3,135,000, reflecting a slight increase over hotel revenues for the same period of 1997 of $3,102,000. Hotel occupancy during the third quarter of 1998 was 95%, with an average room rate of $71; this compares to 98% occupancy during the third quarter of 1997, with an average room rate of $70. Food and beverage revenues for the three months ended September 30, 1998 of $5,402,000 were also slightly higher than the same period of 1997. During the third quarter of 1998, the number of covers (meals served) declined to 339,000 from 396,000 in the third quarter of 1997; however, the average price per cover increased to $11.69 in 1998 from $9.37 in 1997. Promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs, were $5,742,000 during the third quarter of 1998, reflecting an 8.0% increase over the same period of 1997.

        Total costs and expenses incurred during the third quarter of 1998 were $52,233,000, an increase of 4.3% over expenses incurred during the third quarter of 1997. The increase was reflected primarily in increased casino operating expenses, resulting from the higher coin incentive costs, as previously discussed, as well as increased payroll and marketing costs resulting from the efforts to enhance the table games segment of the business, and the increased costs of providing promotional allowances to casino patrons.

        For the third quarter of 1998, the Corporation recorded an income tax benefit of $1,004,000, offset by a corresponding increase in the valuation allowance; this compared to income tax expense of $664,000, offset by a corresponding decrease in the valuation allowance, for the third quarter of 1997.

Results of Operations for the Nine Months Ended September 30, 1998

        For the nine months ended September 30, 1998, the Corporation had a net loss of $4,039,000, compared to a net loss of $2,192,000 for the same period of 1997.

        Total casino revenue recorded by New Claridge during the nine months ended September 30, 1998 was $128,231,000, reflecting a slight increase over the same period of 1997. Citywide total casino revenues, as reported, increased 2.6% during the first three quarters of 1998 over the same period of 1997. Average citywide casino capacity during the first nine months of 1998 also increased over 1997, as reflected in the 6.2% increase in casino square footage and the 5.6% increase in the average number of slot machines available. These increases were due to expansions at existing Atlantic City casinos, as previously discussed.

        New Claridge's table games drop increased 19.4% during the first nine months of 1998 as compared to the same period of 1997. However, due to a decline in the hold percentage, to 13.7% in 1998 from 14.6% in 1997, New Claridge's table games revenue of $33,487,000 was only 11.6% higher than 1997 table games revenue. Citywide table games revenue, as reported, for the nine months ended September 30, 1998, was 1.1% higher than the same period of 1997.

        New Claridge's slot machine revenue for the nine months ended September 30, 1998 was $94,744,000, reflecting a decrease of 3.0% from the same period of 1997, due to the increase in competition resulting from the expansion of citywide casino capacity. Citywide slot revenues, as reported, for the first nine months of 1998, increased 3.2% over the same period of 1997.

        During the nine months ended September 30, 1998, New Claridge issued $11,218,000 in coin incentives to 712,000 patrons arriving by bus at the Claridge, for an average of $15.76 per passenger. This compares to $11,827,000 of coin incentives issued to 748,000 bus passengers during the first nine months of 1997, or an average incentive of $15.81 per passenger. In addition, promotional incentives issued through New Claridge's direct marketing programs totalled $8,303,000 during the first nine months of 1998, compared to $8,702,000 during the same period of 1997.

        Hotel revenues during the first nine months of 1998 of $7,176,000 were slightly lower than the same period of 1997, primarily due to a decline in hotel occupancy during that period to 89% in 1998 from 92% in 1997. This decline was offset somewhat by an increase in the average room rate, to $59 in 1998 from $58 in 1997. Food and beverage revenues during the nine months ended September 30, 1998 of $14,559,000 decreased 3.2% from the same period of 1997, due to a decline in the number of covers served to 918,000 in 1998 from 1,076,000 in 1997. This decrease, which was primarily a result of the closing of two of New Claridge's restaurants for renovations (the buffet during the first quarter of 1998 and the 24-hour restaurant during the second quarter of 1998), was offset somewhat by an increase in the average price per cover, to $10.85 in 1998, from $9.36 in 1997. Promotional expenses during the first nine months of 1998 increased 4.2% over the same period of 1997, primarily due to increased marketing initiatives.

        Total costs and expenses during the first nine months of 1998 of $150,968,000 were slightly higher than the same period of 1997. Casino operating expenses of $77,795,000 were 6.9% higher than 1997 expenses, resulting from increased marketing costs related to the initiatives to increase table games business, as well as higher payroll costs, higher costs of providing promotional allowances, and higher equipment rental costs as a result of the limited capital expenditure funding available. Hotel and food and beverage expenses during the first nine months of 1998 decreased 15.0% from 1997 levels, primarily due to an increase in the allocation of these costs to casino expenses for the cost of providing promotional allowances to casino patrons. Rent expense to the Partnership of $20,074,000 reflects a decrease from the 1997 expense of $23,169,000 resulting from the March 1, 1997 amendment to the Operating Lease and Expansion Operating Lease; abatements of rent which were due to this amendment are recorded as a reduction to lease expense as abated.

        For the first nine months of 1998 and 1997, the Corporation recorded income tax benefits of $1,611,000 and $511,000, respectively, offset by corresponding increases in the valuation allowance, as a result of the losses incurred in those periods.

Liquidity and Capital Resources

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes"), due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on New Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

        The net proceeds of the Notes, totalling $82.2 million, were used as follows (i) to repay the then outstanding debt of the Corporation under the Revolving Credit and Term Loan Agreement of approximately $35 million, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens, at a cost of approximately $12.7 million; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in 1996, at a cost (excluding capitalized interest of approximately $2.2 million) of approximately $28 million (of which approximately $7.5 million represents the cost of acquiring the land and approximately $20.5 million represents the costs attributable to building the garage facility); and (iv) to acquire the Contingent Payment Option (see Note 8, "Other Noncurrent Liabilities") at a cost of $1 million. With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

        At September 30, 1998, the Corporation had a working capital deficiency of $17,961,000 as compared to a working capital deficiency of $4,138,000 at December 31, 1997. The increase in the working capital deficiency is principally attributable to a decrease in cash and cash equivalents of $3,722,000, a decrease in receivables of $11,249,000 (primarily due to a decrease in the current portion of the Expandable Wraparound Mortgage due from the

Partnership) and an increase in accounts payable of $788,000, offset by a decrease in other current liabilities of $2,096,000 (primarily resulting from a decrease in interest payable on the Notes). The working capital deficiency at September 30, 1997 was $1,584,000. Current liabilities at September 30, 1998 and December 31, 1997 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $4,014,000 at September 30, 1998 and $3,690,000 at December 31, 1997. These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital at September 30, 1998 and December 31, 1997 would have been $4,731,000 and $18,230,000, respectively.

        For the nine months ended September 30, 1998, cash flows used in operating activities were $16,353,000, compared to $7,007,000 for the nine months ended September 30, 1997. This increase was primarily due to a decrease in operating results. In addition, receivables increased and cash flows used in operating activities in 1997 were improved by the deferral on March 1, 1997 of $1.3 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, in addition to the $1.5 million license fee received from Atlantic Thermal on February 28, 1997. Cash flows provided by investment activities for the first three quarters of 1998 were $12,766,000, compared to cash flows provided by investment activities for the same period 1997 of $11,263,000. Cash flows provided by investment activities during the nine months ended September 30, 1998 were from the receipt of Expandable Wraparound Mortgage principal payments of $13,945,000, in addition to the approximately $1 million in proceeds received from PDS Financial Corporation for the sale of certain slot machines under a sale lease-back arrangement (see further discussion below). For the nine months ended September 30, 1997, cash flows provided by investment activities were primarily from the receipt of Expandable Wraparound Mortgage principal payments of $12,451,000. Cash flows used in financing activities in 1998 represent payments of capital lease obligations for certain gaming equipment.

        For the nine months ended September 30, 1998, the Corporation's "Adjusted EBITDA" was $8,073,000, compared to $11,693,000 for the same period of 1997. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

        During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make at least some modest capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, in November 1996 the Corporation announced that there was a strong likelihood that the Corporation would be unable to pay the interest due on the Notes on February 3, 1997. The Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

        On March 4, 1997, contrary to earlier expectations, the Corporation was able to pay the interest that was due on the Notes on February 3, 1997, under the 30-day grace period allowed in accordance with the terms of the Indenture. The Corporation had sufficient cash to pay the interest on the Notes due to several events (i) cash flow from operations for January and February 1997 improved significantly over what had been expected; (ii) effective March 1, 1997, the Operating Lease and Expansion Operating Lease were amended to provide for the deferral of basic rent of $1.3 million on March 1, 1997 (as further discussed below); and (iii) on February 28, 1997, New Claridge entered into an agreement with Atlantic Thermal, pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years to use, operate and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million.

        As discussed, the Corporation experienced recurring losses and serious deterioration in its cash flow in 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. However, operating results for the first nine months of 1998 were below 1997 levels due to increased competition for casino customers. New Claridge has redirected its bus program to reduce the number of customers who arrive by bus and, thereby, related costs. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions and advertising. Additionally, management continues to conserve cash through various cost containment measures, including limiting capital expenditures in 1998 to approximately $1.5 million. Management will also consider various refinancing efforts, including a sale of the Corporation.

        In view of the operating results of New Claridge, and in order to meet its obligations, the Corporation is taking steps to enhance its cash position through both operational changes and certain transactions with PDS Financial Corporation ("PDS") and the New Jersey Casino Reinvestment Development Authority ("CRDA"), as further discussed below. No assurances can be given that these efforts will be successful.

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

        In December 1997, New Claridge obtained a commitment from PDS for a $1.8 million sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge may sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine, for up to $1.8 million. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines were then leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. On September 15, 1998 New Claridge initiated the sale of an additional 379 slot machines to PDS for approximately $775,000. These machines will also be leased back to New Claridge under an operating lease arrangement for two years with terms similar to those described above. This transaction is expected to be completed in early November 1998. Once completed, no additional financing will be available under the Facility.

        On October 22, 1998, the CRDA approved the direct investment of New Claridge funds, already on deposit with the CRDA, and the completion of certain donations of New Claridge funds also already on deposit. These transactions are expected to result in New Claridge's receiving approximately $925,000 from the CRDA prior to December 31, 1998.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at September 30, 1998 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $87.2 million.

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

        As previously discussed, under the March 1, 1997 restructuring agreement between the Corporation, New Claridge and the Partnership, New Claridge agreed to exercise the first of three ten-year renewal options extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008. Basic rent during the renewal term of the Operating Lease is calculated pursuant to a formula with annual basic rent not to be more than $29.5 million or less than $24 million for the twelve months commencing October 1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. Basic rent during the renewal term of the Expansion Operating Lease is also calculated pursuant to a formula with annual basic rent not to be more than $3 million or less than $2.5 million for the twelve months commencing October

1, 1998, and subsequently, not to be greater than 10% more than the basic rent for the immediately preceding lease year in each lease year thereafter. As calculated pursuant to the defined formulas, basic rent for the twelve months commencing October 1, 1998 will be $24 million under the Operating Lease, and $2.5 million under the Expansion Operating Lease. Lease payments from New Claridge for the period October 1, 1998 through December 31, 1998, as recently amended are not sufficient to pay the Partnership's debt service and operating expenses. As a result, New Claridge will pay, as additional rent, in accordance with the terms of the Operating Lease, the amount necessary, which is approximately $1.7 million, to meet the operating needs of the Partnership. After December 31, 1998, lease payments from New Claridge will be sufficient to pay the Partnership's debt service and operating expenses.

        Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge had an option to purchase (the "Purchase Option"), on September 30, 1998, the Hotel Assets and the underlying land for their fair market value at the time the Purchase Option is exercised, which in no event may be less than (i) the amount then outstanding under the Expandable Wraparound Mortgage plus; (ii) $2.5 million; plus (iii) any amount of the $1.3 million of rent deferred on March 1, 1997 not then paid. To exercise the Purchase Option, New Claridge was required to give notice to the Partnership, at least nine months prior to the option date, of its election to do so. Based on its current financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

        If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

        Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Corporation has assessed its hardware, software, and other non-Information Technology ("IT") systems, and believes it has a plan in place to address year 2000 issues on a timely basis. The Corporation's management anticipates using primarily internal staff to identify, correct, and test the systems for year 2000 compliance, which therefore are not likely to result in incremental costs, but rather will represent a redeployment of existing IT resources. While non-essential, non-year 2000 IT projects may be delayed, adequate resources are available to address essential non-year 2000 projects, such as regulatory requirements and marketing programs. The total cost of addressing year 2000 issues is estimated to be approximately $2.2 million. Approximately 75% of the total cost relates to labor, where the remaining 25% relates to the cost of supplies, equipment, software and hardware. Through September 30, 1998 the Corporation has spent approximately $600,000, or 27% of the anticipated year 2000 project cost. The Corporation does not expect the amounts required to be expensed related to correcting the year 2000 problem to have a material effect on its financial position or results of operations. Although management of the Corporation anticipates completion of this project by the end of 1999, there can be no assurances of this. If the modifications are not completed timely, the year 2000 problem could have a material impact on the Corporation's ability to conduct its business.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     The Claridge Hotel and Casino Corporation
                                 (Registrant)





                     By: /s/ Jean I. Abbott
                         -------------------------------------------------
                              Jean I. Abbott
                              Executive Vice President of Finance/
                              Chief Financial Officer
                              (Authorized Officer, Principal Financial Officer
                                and Principal Accounting Officer)



Dated: November 13, 1998