Form 10-K
period 1998-12-31
CLARIDGE HOTEL & CASINO CORP
filed 1999-03-31
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

    (Mark One)

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

       [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to___________

                         Commission File Number 0-11287

                   THE CLARIDGE HOTEL AND CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


                New York                                      22-2469172
                --------                                      ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)

   Indiana Avenue and the Boardwalk
       Atlantic City, New Jersey                                08401
       -------------------------                                -----
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (609) 340-3400
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
       Title of each class                                on which registered
       -------------------                                -------------------
  First Mortgage Notes, due 2002                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                         Class A Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X       No
                                       --------         --------

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

Indicate the number of shares outstanding of each class of the Registrant's Stock, as of the latest practicable date:

                          Number of Shares Outstanding
                                 March 30, 1999
                       ----------------------------------
Class A Stock                      5,062,500

                       DOCUMENTS INCORPORATED BY REFERENCE



                   DOCUMENT                                FORM 10-K PART

Portions of the definitive Proxy Statement with                 III
respect to the Annual Meeting of Shareholders scheduled to be held on June 8, 1999 (hereinafter referred to as the "Proxy Statement"), but specifically excluding the section entitled "Report on Executive Compensation" which shall not be deemed to be incorporated by reference herein

                                     PART I
Item 1.           BUSINESS

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

       On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and
(iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject its new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangements. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

      The net proceeds of the Notes, totalling $82.2 million net of fees and expenses, were used as follows: (i) to repay in full on January 31, 1994 the then outstanding debt of the Corporation under its Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in mid-1996; and (iv) to acquire the Contingent Payment Option (see Item 1. Business - "Contingent Payment"). With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

Current Developments

      During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

      The Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. However, operating results in 1998 fell below 1997 levels due to increased competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, thereby, related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions and advertising. Additionally, management continues to conserve cash through various cost containment measures. Management will also consider various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

      In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, including the previously mentioned redirection of the bus program, and certain transactions with PDS Financial Corporation ("PDS") and the New Jersey Casino Reinvestment Development Authority ("CRDA"), as further discussed below.

      In December 1997, New Claridge obtained a commitment from PDS for a sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge could sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines were then leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. In December 1998, New Claridge completed the sale of an additional 379 slot machines to PDS for approximately $776,000, under terms similar to those described above. No additional financing is available under this Facility.

      In October 1998, the CRDA approved the direct investment of New Claridge funds, already on deposit with the CRDA, and the completion of certain donations of New Claridge funds also already on deposit. These transactions resulted in the receipt by New Claridge of approximately $930,000 from the CRDA in December 1998.

      In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

      As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes (the "Indenture").

Certain Agreements between the Corporation, New Claridge and the Partnership

      The current relationships and agreements between the Corporation, New Claridge and the Partnership are described below:

      Operating Lease/Expansion Operating Lease. The Casino Assets are owned by New Claridge. In addition, the new self-parking garage and the land on which it is located are owned by New Claridge. The Hotel Assets and underlying land are owned by the Partnership and leased by the Partnership to New Claridge under the terms of an operating lease (the "Operating Lease"), and an expansion operating lease (the "Expansion Operating Lease"), which covered certain expansion improvements made to the Claridge in 1986 (the "Expansion Improvements"). The initial terms of both leases expired on September 30, 1998; each lease provides for three ten-year renewal options at the election of New Claridge. In connection with the March 1, 1997 restructuring agreement (discussed below), New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

      Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula, for the lease year commencing October 1, 1998, will be $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease.

      New Claridge is also required to pay as additional rent amounts including certain taxes, insurance and other charges relating to the occupancy of the land and Hotel Assets, certain expenses and debt service relating to furniture, fixture and equipment replacements and building improvements (collectively, "FF&E Replacements") and the general and administrative costs of the Partnership. The Partnership is required during the entire term of the Operating Lease, and any subsequent renewal terms, to provide FF&E Replacements to New Claridge and to provide facility maintenance and engineering services to New Claridge. New Claridge is required to lend the Partnership any amounts ("FF&E Loans") necessary to fund the cost of FF&E Replacements, and if the Partnership's cash flow, after allowance for certain distributions, is insufficient to provide the facility maintenance and engineering services required of it, New Claridge is also required to lend the Partnership the funds required to provide those services. Any advances by New Claridge for either of the foregoing will be secured under the Expandable Wraparound Mortgage in an amount up to $25,000,000. Thereafter, such advances are to be secured under separate security agreements.

      Effective with the consummation of the restructuring in June 1989, the Operating Lease and the Expansion Operating Lease were amended to provide for the deferral of up to $15.1 million of rental payments during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary only to meet the Partnership's cash requirements. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements could not exceed $10 million in any one calendar year, and $38.8 million in the aggregate. All of the $38.8 million of available rent abatements were fully utilized by the end of March 1997.

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

      Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge had an option to purchase (the "Purchase Option"), on September 30, 1998, the Hotel Assets and the underlying land. To exercise the Purchase Option, New Claridge was required to give notice to the Partnership, at least nine months prior to the option date, of its election to do so. Based on its financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land, on January 1, 2004, for their fair market value at the time the option is exercised.

      Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"), to allow for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, include
      (i) New Claridge having received the proceeds in connection with its settlement of the parking garage litigation; and (ii) the Corporation or New Claridge having paid the interest due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the parking garage litigation in February 1999, and paid the interest that was due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances). This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and
      $130,000 per month in 2004).

      In addition to the deferral and abatements of rent provided for in the Sixth Amendment, the amendment provides for the payment of $3.5 million of additional basic rent on the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Note (see below); (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable; or (iii) the date on which any merger, consolidation, or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change in control of the Corporation or New Claridge occurs.

      If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

      Expandable Wraparound Mortgage. On October 31, 1983, the Partnership executed and delivered to New Claridge the Expandable Wraparound Mortgage, which was subordinate to an $80 million first mortgage granted by the Partnership to a group of banks, and a $47 million purchase money second mortgage ("Purchase Money Second Mortgage"), granted by the Partnership to DEWNJ. The Purchase Money Second Mortgage, which was due on September 30, 2000, was cancelled upon satisfaction of certain conditions set forth in an agreement entered into at the time of the 1989 restructuring. In conjunction with the offering of $85 million of Notes on January 31, 1994, the outstanding debt under the Loan Agreement, which included a first mortgage and the revolving credit line, was satisfied in full. By its terms, the Expandable Wraparound Mortgage may secure up to $25 million of additional loans to the Partnership from New Claridge to finance FF&E Replacements and facility maintenance and engineering shortfalls. The Expandable Wraparound Mortgage provides that, so long as the Partnership is not in default on its obligations under the Expandable Wraparound Mortgage, New Claridge is obligated to make payments required under any senior mortgage indebtedness. The indebtedness secured by the Expandable Wraparound Mortgage bears interest at an annual rate equal to 14%, with certain interest installments that accrued in 1983 through 1988 totalling $20 million being deferred until maturity. In addition, the Partnership is required under the Expandable Wraparound Mortgage to make payments of principal and interest in respect of any FF&E Loans made to finance FF&E Replacements or facility maintenance or engineering costs as described above. To the extent these FF&E Loans exceed $25 million in the aggregate outstanding at any time, they are to be secured under separate security agreements and not by the lien of the Expandable Wraparound Mortgage.

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

      Effective September 30, 1998, the Corporation, New Claridge, and the Partnership agreed to amend the March 1997 restructuring agreement to provide for an extension of the maturity date of the Expandable Wraparound Mortgage to January 1, 2005. In addition, the Expandable Wraparound Mortgage Agreement and Note were amended to defer the principal payments which were payable during the fourth quarter of 1998 (totalling $3.5 million) to the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Agreement and Note; (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage Note becomes due and payable; or (iii) the date on which any merger, consolidation, or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change of control of the Corporation or New Claridge occurs.

Contingent Payment

      Following the 1983 transactions, Webb and its affiliates retained significant interests in the Claridge. Effective with the closing of the restructuring in June 1989, all or substantially all of the financial, contractual, ownership, guarantee and other relationships of the Corporation and New Claridge with Webb were terminated. The Restructuring Agreement provided that Webb would retain an interest equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly (the "Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to their shareholders or partners, respectively, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment. It is estimated that at December 31, 1998, the aggregate amount payable in respect of the Contingent Payment was $88.3 million.

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

The Claridge

      The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. Built in 1929 as a hotel, the Claridge was remodeled at a cost of approximately $138 million prior to its reopening as a casino hotel in 1981. The Expansion Improvements, which were completed in 1986 at a cost of approximately $20 million, provided approximately 10,000 additional square feet of casino space, together with a 3,600 square foot lounge. In 1994, approximately $12.7 million was expended to expand the Claridge's casino square footage by approximately 12,000 feet, and move and enlarge two restaurants. In 1996, New Claridge constructed a self-parking garage facility connected to its existing valet-parking garage, at a cost of approximately $28 million. The combined garage facility provides parking for approximately 1,200 vehicles.

      The Claridge's casino consists of approximately 59,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,752 slot machines and sixty-four table games, including thirty-six blackjack tables, eight craps tables, five roulette tables, three Caribbean stud poker tables, two mini-baccarat and two baccarat tables, and eight other specialty games. The hotel with related amenities consists of 502 guest rooms (including 28 corner suites, 26 specialty suites and five tower penthouse suites), four restaurants, three lounges, a private players club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon, and a health club with an indoor swimming pool.

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

Competition

      Competition in the Atlantic City casino-hotel market is intense. As of December 31, 1998, the twelve existing casino facilities offered approximately 1,212,000 square feet of gaming space, a 3.3% increase over the casino square footage as of December 31, 1997 of approximately 1,173,000 square feet. This increase was primarily due to a casino expansion at Caesars Atlantic City Casino, which added approximately 800 slot machines to its existing casino in the second quarter in 1998. The increase in casino square footage in 1997 over 1996 was approximately 8.6%, resulting from the opening of Bally's Wild Wild West Casino in July 1997. However, for the years ended December 31, 1998 and 1997, citywide gaming revenues, as reported, increased only 3.6% and 2.4%, respectively, over prior year levels.

      The Atlantic City gaming market is not expected to experience significant growth over the next several years, until Atlantic City transforms itself from a "day-trip" market to a "destination resort." As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, over $4.6 billion of new investment has been announced or recently completed in the Atlantic City gaming market. In addition to recent increases in casino space and hotel rooms at the existing casinos, several Las Vegas casino operators have announced plans to construct new casinos in Atlantic City.

      In addition to the major casino expansions and the announced new casinos, major infrastructure improvements have begun. A new $268 million convention center, which was completed in May 1997, contains approximately 500,000 square feet of exhibition space, 45 meeting rooms, food service facilities, and a 1,600-car underground parking garage. The new convention center is the largest exhibition space between Boston and Atlanta. A 500-room non-casino hotel, which is linked to the new convention center by an elevated walkway, opened in November 1997. The development of the corridor which links the convention center to the boardwalk area is complete, and features a wide, landscaped boulevard with a reflecting pool, an expanded park area, and a 60-foot lighthouse which is illuminated each night by a light show. In February 1997, construction of the new $7.5 million bus terminal, which is a major component of this corridor, was completed. The State of New Jersey is also implementing a capital plan of approximately $125 million to upgrade and expand the Atlantic City International Airport. Construction of a $300 million tunnel, which will provide access from the Atlantic City Expressway to the marina casino district, began in late 1998.

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

       The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1996, in the form of higher coin incentives; New Claridge was forced to match the citywide increases, thus increasing its per patron average coin cost to approximately $19 in 1996 from approximately $13 in 1995. New Claridge relied heavily on attracting patrons who travel to Atlantic City by bus because the Claridge previously lacked a self-parking facility, and therefore had to remain competitive with other casino operators in regards to the incentives offered. Even with its 1,200-space parking facility, New Claridge continued to rely on its bus customers as a significant source of business in 1997 and 1998. In 1997, citywide bus package pricing competition eased somewhat; the average coin cost per patron arriving by bus to the Claridge decreased to $16 in 1997. However, in 1998, bus package pricing competition began to increase again, fueled by the expansion at Caesars Atlantic City Casino (which added approximately 800 slot machines in early
1998), as well as the opening of Bally Park Place's bus transportation center in the third quarter of 1998. In response to increasing bus package pricing, beginning in the fall of 1998, New Claridge redirected its marketing efforts to reduce the number of customers who arrive by bus, and, thereby, related costs. In the fourth quarter of 1998, 130,000 passengers were brought to the Claridge by bus, compared to 207,000 bus passengers in the same period of 1997, a reduction of approximately 37%. Instead, efforts are being directed toward the mid-level slot customer through the use of direct marketing promotions and advertising, as well as the continued efforts to increase the table games segment of the business.

      The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains the atmosphere of a grand hotel, and on the Claridge's smaller, more intimate size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain a customer base whose wagering spans the same market segments serviced by other casino hotels, but primarily targets the middle, leaving the high-end business to its competitors. New Claridge believes it is uneconomical to pursue the high-end market as its core business because of the high maintenance cost and potential volatility in table games "hold" percentages (the ratio of win to the amount of gaming chips purchased by patrons). The majority of the Claridge's casino revenue is generated by slot machine play, although efforts have been taken in recent years to increase table games play. In 1997, 76% of the Claridge's casino revenue came from slot play as compared to 69% reported for all Atlantic City properties. In 1998, 74% of the Claridge's casino revenue was generated from slot play, compared to 70% for all Atlantic City casinos.

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

      Casino competition outside of New Jersey includes land-based casinos, river boat gaming, slot machines at racetracks, and Indian gaming. By far, the most competitive threat to Atlantic City has been the Indian gaming operations at Foxwoods and the Mohegan Sun casinos in Connecticut, and the slot machine facilities at the Delaware racetracks. The two Indian gaming casinos in Connecticut, with a combined total of approximately 8,700 slot machines as of December 31, 1998, reported total slot win of $1.1 billion for 1998, an increase of 18% over 1997 slot revenue of $945 million. In Delaware, the three tracks that are currently authorized to offer slot machine gaming had a combined total of approximately 3,000 slot machines as of the end of 1998. These machines generated $350.8 million of slot revenue during the year, an increase of 17% over 1997 revenue. The Pennsylvania Senate recently voted against a bill which would have allowed the state's voters to consider, in a non-binding referendum, the authorization of riverboat casinos, slot machines at racetracks, and video poker in drinking establishments. It is unlikely that Pennsylvania's Legislature will consider another gambling bill while the current Governor, whose term ends in January 2003, is in office. However, the effect of any future legalization of casino gaming in Pennsylvania on the Atlantic City market would depend on the form and scope of such gaming.

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

      Since 1991, changes to the Act have been enacted which have reduced regulation of the casino industry; such changes have included the implementation of 24-hour gaming, the introduction of new types of games, and the introduction of simulcast wagering. In January 1995, significant amendments to the Act were signed into law, which were intended to further reduce the regulation of the Atlantic City casino industry. These amendments included changes regarding (i) the authority and responsibilities of the Commission and the Division; (ii) the licensing requirements of employees, casinos, and employees of industries which service the casinos; (iii) the operation of the casinos; and (iv) the operation of the CRDA.

      b. Licensing Requirements. The Act provides that various categories of persons or entities must hold casino licenses. The Act also provides that each officer, director and person who directly or indirectly holds any beneficial interest or ownership in a casino licensee; or any person who, in the opinion of the Commission, has the ability to control a casino licensee or elect a majority of the board of directors; or each principal employee or any other employee of a casino licensee (and any lender to or underwriter, agent or employee of the licensee) who the Commission may consider appropriate for approval or qualification, be qualified for approval pursuant to the provisions of the Act. In addition, all contracts and leases entered into by the licensee may, upon request of the Commission, must be submitted to the Commission, are subject to its review, and, if found unacceptable, are voidable. All enterprises which provide gaming-related services to the licensee must be licensed. All other enterprises dealing with the licensee must register with the Commission, which may require that they be licensed if they do $75,000 or more per year in business with a single licensee, and $225,000 or more per year if with more than one licensee.

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

      e. Casino Fees and Taxes. The Act provides for a casino license issue fee of not less than $200,000, based upon the cost of the investigation and consideration of the license application, and renewal fee of not less than $200,000, as amended in January 1995, based upon the cost of maintaining control and regulatory activities. The renewal fee is charged to the casino licensee on a monthly basis, based on the cost of actual investigatory time spent monitoring activities at the casino hotel. In addition, a licensee is subject to (i) a tax of eight percent (8%) of gaming revenues less the provision for uncollectible accounts; (ii) an annual license fee of $500 on each slot machine; and (iii) an alcoholic beverage fee computed on the basis of the cost of investigatory time spent monitoring each beverage outlet.

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

Employees

      As of December 31, 1998, New Claridge employed approximately 2,150 persons, of whom approximately 760 are represented by labor unions. Approximately 650 of the 760 are represented by the Hotel, Restaurant Employees and Bartender International Union, AFL-CIO, Local 54. In September 1994, the Corporation's collective bargaining agreement covering the employees represented by Local 54 was renewed, together with the collective bargaining agreements of all Atlantic City casinos with respect to Local 54, for a period of five years. The Corporation's collective bargaining agreement covering the approximately 650 employees represented by Local 54 is scheduled to expire in September 1999. The collective bargaining agreements of all Atlantic City properties with respect to Local 54 also expire at that time.

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

      New Claridge retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the garage, alleging negligence, breach of warranty and breach of contract in the design and construction of the garage. In February 1999, the Corporation and New Claridge entered into a settlement agreement of approximately $2.3 million in the arbitration proceedings.

      A wrongful death action was commenced by the estates of the two patrons who died in the July 1996 accident in the self-parking garage. New Claridge is fully insured and indemnified for any financial liability that may result due to either an award to or a negotiated settlement with the plaintiffs in this action.

      During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's consolidated tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's 1990 and 1991 taxable years. In January 1997, the Corporation filed a petition with the United States Tax Court (the "Court") requesting a redetermination of the asserted deficiency. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was submitted to the Court on January 25, 1999. On March 4, 1999, the Court confirmed this settlement. This settlement agreement does not have a material impact on the Corporation's consolidated financial statements.

      The Corporation and its subsidiaries are not parties to any other material litigation other than ordinary routine litigation which is incidental to its business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"). Therefore, there is no established trading market for any class of shares of the Corporation. In October 1983, 562,500 shares of Class A Stock were sold to Oppenheimer Holdings, Inc., and certain officers and employees of Oppenheimer & Co., Inc., (placement agent for the Partnership and the Corporation) at their par value, $.001 per share, and 4,500,000 shares of Class A Stock were privately offered and sold at $1.2336306 per share. At the same time, 562,500 shares of Class B Stock were sold to Webb at their par value, $.001 per share. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock. On June 16, 1989, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and cancelled. As of February 16, 1999, there were approximately 491 holders of record of the Class A Stock. The Contingent Payment Rights (see
Item 1. Business - "Contingent Payment") received by Releasing Investors may or may not be securities. The Corporation, the Partnership and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such action none of the Corporation, the Partnership or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights.

      The Indenture restricts the declaration or payment of dividends or distributions or redemptions of capital stock by the Corporation and its subsidiaries, other than (i) dividends or distributions payable in equity interests of the Corporation or such subsidiaries; (ii) dividends or distributions payable to the Corporation or any wholly-owned subsidiary; or
(iii) dividends by a subsidiary on its common stock if such dividends are paid pro-rata to all holders of such common stock.

      In addition, the Corporation and the Partnership have agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until the Contingent Payment has been satisfied (see Item 1. Business - "Contingent Payment").

Item 6. SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                               1998             1997            1996             1995              1994
                                               -----            ----            ----             ----              ----
                                                            (in thousands except per share data)
Income Statement Data

Net revenues                                 $  191,000          192,753         193,311          203,348         190,755

Net loss                                     $   (9,415)          (5,979)        (15,389)          (1,908)         (6,901)

Net loss per share                           $    (1.89)           (1.20)          (3.05)            (.38)          (1.37)

Balance Sheet Data at Year End

Total assets                                 $  131,776          150,380         164,163          189,074         190,484

Current assets                                 $ 18,403           37,096          31,753           55,542          59,426

Current liabilities                            $ 42,088           41,234          39,027           40,420          37,003

Long-term debt, net of
 note payable and
 current installments
 of long-term debt                             $ 85,170           85,023          85,000           85,000          85,000


Stockholders' (deficiency) equity             $ (25,228)         (15,813)         (9,834)           5,555           7,463


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 1998

        The Corporation had a net loss of $9,415,000 for the year ended December 31, 1998, compared to a net loss of $5,979,000 for the year ended December 31, 1997.

        Total Claridge casino revenues during 1998 were $166,010,000, a slight increase over 1997 total casino revenues of $165,371,000. Citywide casino revenues, as reported, for the year ended December 31, 1998 increased 3.6% over 1997 revenues. As of December 31, 1998, the twelve existing casino facilities offered approximately 1,212,000 square feet of gaming space, a 3.3% increase over the casino square footage as of December 31, 1997 of approximately 1,173,000 square feet. This increase was primarily due to a casino expansion at Caesars Atlantic City Casino ("Caesars"), which added approximately 800 slot machines to its existing casino in the second quarter of 1998.

        New Claridge's table games revenue for 1998 was $43,762,000, reflecting an 11.5% increase over 1997 table games revenue of $39,256,000. Table games drop (the amount of gaming chips purchased by patrons) increased 16.1% in 1998 over the 1997 drop; however, the hold percentage (the percentage of win to drop) declined, to 13.7% in 1998, from 14.2% in 1997. The increase in table games drop is attributable to ongoing efforts to increase that segment of New Claridge's casino business, through various marketing programs aimed at domestic Asian table games business, junket business, and player development programs. Citywide table games drop, as reported, decreased slightly in 1998 from 1997 levels; however, the citywide hold percentage increased to 15.8% (from 15.5% in 1997), resulting in an increase in citywide table games revenue of 1.9% in 1998 over the prior year.

        New Claridge's slot machine revenues during 1998 were $122,248,000, a decrease of 3.1% from 1997 slot machine revenues. Citywide slot machine revenues, as reported, increased 3.9% in 1998 over 1997 revenues. However, as a result of the 4.9% increase in the average number of slot machines available citywide (primarily resulting from the casino expansion at Caesars), the citywide win per machine per day actually decreased 1.4% from 1997 levels. The average number of slot machines at the Claridge in 1998 was in line with the 1997 average, while New Claridge's win per slot machine per day decreased 3.1%.

        Citywide competition for attracting customers who arrive in Atlantic City by bus continued to accelerate in the second half of 1998, as companies struggled to increase revenues to support recently expanded properties, such as the opening of Caesars and the new bus center at Bally's Park Place Casino. As a result, coin incentives issued to bus customers increased. During the fourth quarter of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, thereby, related costs. During 1998, 842,000 casino customers arrived at the Claridge by bus, and were issued $13,500,000 in coin incentives, for an average incentive per passenger of $16. This compares to the 955,000 bus customers who arrived at the Claridge in 1997 and were issued a total of $15,023,000 of coin incentives, also an average of $16 per passenger. Marketing efforts have been directed toward the mid-level slot customer through the use of direct promotions and advertising. Through these direct marketing programs, New Claridge offers promotional incentives to its customers (in the form of coin to play slot machines and gaming chips to play table games) based on their level of gaming activity. Promotional incentives issued through these programs in 1998 totalled $11,612,000, compared to $11,366,000 in 1997.

        Hotel revenues in 1998 were $9,576,000, an increase of 1.3% over 1997 revenues of $9,456,000. Hotel occupancy in 1998 was 89%, slightly lower than the 91% occupancy in 1997; however, the average room rate in 1998 increased to $59, from $58 in 1997. Food and beverage revenues in 1998 were $18,989,000, reflecting a 3.2% decrease from prior year revenues of $19,609,000; this decrease was primarily due to a reduction in complimentary beverages served on the casino floor. Although food revenues in 1998 were in line with the prior year, the number of covers (meals served) decreased to 1,163,000, from 1,364,000 in 1997, while the average price per cover increased to $11.22 in 1998 from $9.56 in 1997. The reduction in the number of covers was reflected primarily in the buffet; this outlet was temporarily closed in early 1998 for renovations, and was permanently closed at the end of November 1998 as part of the refocusing of marketing efforts away from the bus program. Promotional allowances, which represent the value of goods and services provided free of charge to customers under various marketing programs, increased 4.1 % in 1998 to $20,056,000, from $19,272,000 in 1997.

        Total costs and expenses during 1998 of $200,415,000 were slightly higher than 1997 expenses. Casino operating expenses of $102,150,000 increased 5.6% over 1997 expenses, resulting from higher payroll costs and marketing costs related to the initiatives to increase table games business, higher costs of providing promotional allowances, and higher slot equipment rental costs as a result of the limited capital expenditure funding available and certain popular varieties of slots being available for lease only. Hotel and food and beverage expenses during 1998 decreased 15.9% from 1997 expenses, primarily due to lower cash revenues. Rent expense to the Partnership of $26,374,000 is lower than 1997 expense of $30,554,000 resulting primarily from increased abatements of rent, which are recorded as a reduction to rent expense; during 1998, approximately $11.1 million of rent was abated, compared to approximately $9.0 million in 1997.

        For the year ended December 31, 1998, the Corporation recorded an income tax benefit of $4,391,000, which represents the tax benefit likely to be realized as a result of the carry forward of Federal net operating losses, offset by an increase in the valuation allowance of $4,391,000. For the year ended December 31, 1997, the Corporation recorded an income tax benefit of $2,311,000, which represents the tax benefit likely to be realized as a result of the carry forward of Federal net operating losses, offset by an increase in the valuation allowance of $2,311,000.

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

        New Claridge's table games revenue for 1997 was $39,256,000, a decrease of 2.8% from 1996 table games revenue of $40,374,000. Although table games drop during 1997 increased 1.2% over 1996 levels, the hold percentage decreased to 14.2% in 1997 from 14.8% in 1996. Citywide table games drop, as reported, increased 3.0% during 1997 over 1996 levels, while citywide table games revenue decreased slightly from 1996 revenues, resulting from a reduction in the citywide hold percentage, to 15.5% in 1997, from 15.9% in 1996.

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

        During 1997, competition for attracting bus passengers in Atlantic City eased somewhat, as evidenced by reductions in the average coin packages offered to patrons. In 1997, approximately 955,000 casino patrons arrived at the Claridge by bus and were issued $15,023,000 in coin incentives, resulting in an average coin incentive per passenger of $16. This compares to 1,015,000 bus passengers arriving at the Claridge in 1996, at an average coin incentive per passenger of $19, for a total of $19,495,000 of coin incentives. Promotional incentives issued through New Claridge's direct marketing programs in 1997 totalled $11,366,000, compared to $11,031,000 in 1996.

        Hotel revenues earned in 1997 of $9,456,000 were 3.3% higher than 1996 revenues of $9,150,000. Hotel occupancy in both 1997 and 1996 was 91%, while the average room rate was $58 and $56, respectively. Food and beverage revenues earned during 1997 were $19,609,000, reflecting a 4.8% decline from 1996 revenues. This decrease was due primarily to a reduction in the number of covers in 1997 to 1,364,000 from 1,735,000 covers in 1996, offset somewhat by an increase in the average price per cover to $9.56 in 1997 from $8.08 in 1996. The decrease in volume was due primarily to a decline in buffet business, as well as the outsourcing of New Claridge's "fast food" restaurant in late 1996. Promotional allowances increased slightly during 1997 to $19,272,000, from $19,241,000 in 1996.

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

        Beginning in 1995, and annually thereafter, the Corporation is required to make an offer ("Excess Cash Offer") to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the Indenture), from the preceding year. If less than $5 million is available to make such payments (i.e. if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1998, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1998.

        At December 31, 1998, the Corporation had a working capital deficiency of $23,685,000, as compared to a working capital deficiency of $4,138,000 at December 31, 1997. The increase in the working capital deficiency is principally attributable to a decrease in receivables of $15,906,000 (primarily due to a decrease in the current portion of the Expandable Wraparound Mortgage due from the Partnership resulting from principal payments received), a decrease in cash and cash equivalents of $2,626,000, a decrease in prepaid expenses and other current assets of $200,000, an increase in other current liabilities of $209,000, an increase in accounts payable of $333,000, and an increase in the current portion of long term debt (which represents capital lease obligations) of $312,000. Current liabilities at December 31, 1998 and 1997 included deferred rental payments of $15,078,000, and the $3.6 million loan from the Partnership plus accrued interest thereon of $4,122,000 and $3,690,000 at December 31, 1998 and 1997, respectively. The deferred rental payments and $3.6 million loan will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital deficiency at December 31, 1998 would have been $885,000 and the Corporation would have had working capital of $18,230,000 at December 31, 1997.

        For the year ended December 31, 1998, cash flows used in operating activities were $16,735,000, compared to cash flows used in operating activities of $11,543,000 for the year ended December 31, 1997. The increase in cash used in operating activities was primarily due to the increase in pre-tax net loss. Cash flows provided by investment activities for the year ended December 31, 1998 were $14,343,000, compared to cash flows provided by investment activities of $15,451,000 for the year ended December 31, 1997. Cash flows provided by investment activities in 1998 and 1997 were primarily from the receipt of Expandable Wraparound Mortgage principal payments. In addition, cash flows in 1998 included the approximately $1.8 million in proceeds received from PDS for the sale of certain slot machines under a sale lease-back arrangement. Cash flows used by financing activities in 1998 and 1997 represent payments of capital lease obligations for certain gaming equipment.

        For the year ended December 31, 1998, the Corporation's "Adjusted EBITDA" was $8,554,000, compared to $12,432,000 for the year ended December 31, 1997. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles. For the year ended December 31, 1998, the ratio of earnings (defined as pre-tax income
(loss) from continuing operations, adjusted to exclude fixed charges consisting of interest expense, interest capitalized, and such portion of rental expense as can be demonstrated to be representative of the interest factor) to fixed charges decreased to .52, from .71 in 1997, and compared to .06 in 1996. The deficiency of earnings to fixed charges in 1998, 1997 and 1996 was $9,358,000, $5,922,000, and $21,828,000, respectively. Refer to the independent auditors' report regarding going concern of the Corporation. Management of the Corporation is considering various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

        During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon the opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

        The Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, limited capital expenditures, and other cost containment initiatives. However, operating results in 1998 fell below 1997 levels due to increased competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, thereby, related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions and advertising. Additionally, management continues to conserve cash through various cost containment measures. Management is also considering various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

        In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, including the previously mentioned redirection of the bus program, and certain transactions with PDS and CRDA, as further discussed below.

        In December 1997, New Claridge obtained a commitment from PDS for a sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge could sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines were then leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. In December 1998, New Claridge completed the sale of an additional 379 slot machines to PDS for approximately $776,000, under terms similar to those described above. No additional financing is available under this Facility.

        In October 1998, the CRDA approved the direct investment of New Claridge funds, already on deposit with the CRDA, and the completion of certain donations of New Claridge funds also already on deposit. These transactions resulted in the receipt by New Claridge of approximately $930,000 from the CRDA in December 1998.

        In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

        As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest that was due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the Indenture.

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

        The Expandable Wraparound Mortgage requires monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totalling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at December 31, 1998 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $86.2 million.

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

        Effective September 30, 1998, the Corporation, New Claridge, and the Partnership agreed to amend the March 1997 restructuring agreement to provide for an extension of the maturity date of the Expandable Wraparound Mortgage to January 1, 2005. In addition, the Expandable Wraparound Mortgage Agreement and Note were amended to defer the principal payments which were payable during the fourth quarter of 1998 (totalling $3.5 million) to the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Agreement and Note; (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable; or (iii) the date on which any merger, consolidation or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change of control of the Corporation or New Claridge, occurs.

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of an Operating Lease originally entered into on October 31, 1983, and an Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases expired on September 30, 1998; each lease provides for three ten-year renewal options at the election of New Claridge. In connection with the March 1997 restructuring agreement, New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

        Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease year commencing October 1, 1998 will be $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease.

        New Claridge is also required to pay, as additional rent, certain amounts including certain taxes, insurance, and other charges related to the occupancy of the land and Hotel Assets, certain expenses and debt service related to furniture, fixture and equipment replacements and building improvements, and the general and administrative costs of the Partnership.

        Effective with the consummation of the restructuring in June 1989, the Operating Lease Agreement and Expansion Operating Lease Agreement were amended to provide for the deferral of $15.1 million of rental payments due during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent payable through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary to meet the Partnership's cash requirements. Lease expense (which had been recognized on leveled basis in accordance with Statement of Financial Accounting Standards No.
13) was reduced prospectively as a result of the abatements provided for in connection with the June 1989 restructuring. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements could not exceed $10 million in any one calendar year, and $38.8 million in the aggregate. All of the $38.8 million of available rent abatements were fully utilized by the end of March 1997.

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

        Under the terms of the Operating Lease, as amended effective March 1, 1997, New Claridge had an option to purchase (the "Purchase Option"), on September 30, 1998, the Hotel Assets and the underlying land. To exercise the Purchase Option, New Claridge was required to give notice to the Partnership, at least nine months prior to the option date, of its election to do so. Based on its financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land, on

January 1, 2004, for their fair market value at the time the option is exercised.

        Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, to allow for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, include (i) New Claridge having received the proceeds in connection with its settlement of the parking garage litigation; and (ii) the Corporation or New Claridge having paid the interest that was due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances). This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

        In addition to the deferral and abatements of rent provided for in the Sixth Amendment, the amendment provides for the payment of $3.5 million of additional basic rent on the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Note; (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable; or (iii) the date on which any merger, consolidation, or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change in control of the Corporation or New Claridge occurs.

        If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency.

        No tax benefit was recorded for the years ended December 31 1998 and 1997, due to the increase in the valuation allowance provided, resulting from the uncertainty of realizing any tax benefit in future periods as a result of the current financial condition of the Corporation (see Item 1. Business - "Current Developments"). The components of income tax expense did not change significantly from the prior years except for the increase in the valuation allowance of $4,391,000 and $2,311,000, which was provided against deferred tax assets as of December 31, 1998 and 1997, respectively.

        Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Corporation has assessed its hardware, software, and other non-Information Technology ("IT") systems, and believes it has a plan in place to address year 2000 issues on a timely basis. The Corporation's management anticipates using primarily internal staff to identify, correct, and test the systems for year 2000 compliance, which, therefore, will not likely result in incremental costs, but rather will represent a redeployment of existing IT resources. While non-essential, non-year 2000 IT projects may be delayed, adequate resources are available to address essential non-year 2000 projects, such as regulatory requirements and marketing programs. The total cost of addressing year 2000 issues is estimated to be approximately $2.3 million. Approximately 70% of the total cost relates to labor, while the remaining 30% relates to the cost of supplies, equipment, software and hardware. Through December 31, 1998, the Corporation has spent approximately $800,000, or 35% of the anticipated total year 2000 project cost. The Corporation does not expect the amounts required to be expensed related to correcting the year 2000 problem to have a material effect on its financial position or results of operations. Although management of the Corporation anticipates completion of this project by the end of 1999, there can be no assurances of this. If the modifications are not completed timely, the year 2000 problem could have a material impact on the Corporation's ability to conduct its business.

        In addition to addressing its internal systems, the Corporation is contacting its significant vendors concerning their year 2000 readiness, and is formulating contingency plans in the event that certain vendors are not able to fulfill their obligations to the Corporation.

Recently Issued Accounting Pronouncements

        On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for disclosures about segments of a company and provides different information about the different type of business activities in which a company engages, and the different economic environments in which it operates. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The adoption of SFAS 131 did not have an effect on the Corporation's financial statements, since the Corporation operates in only one segment.

Factors Which May Influence the Corporation's Future Operating Results

        The Atlantic City gaming market is not expected to experience significant growth beginning over the next several years, until Atlantic City transforms itself from a "day-trip" market to a "destination resort." As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, significant new investments are planned, including the expansion of existing casinos and the construction of several new casinos. As more of these facilities are opened, it is possible that the increased casino capacity will not be absorbed as quickly as it is opened, and competition for gaming patrons will heighten.

        In addition to the expansion of the Atlantic City gaming market, casino activity outside of Atlantic City could have an impact on the Corporation's future operating results. Although the expansion of legalized gaming throughout the United States slowed somewhat during 1997 and 1998, current operations in certain markets, most notably Indian gaming in Connecticut and slot machine facilities at the Delaware racetracks, have had, and may continue to have, an impact on the Atlantic City casino industry. In 1998, the three racetracks in Delaware which offer slot machines reported revenues of $350.8 million, an increase of 17% over 1997 revenues of $298.9 million. A bill, which was passed in 1998 by the Delaware State Legislature, increased the number of slot machines authorized at any of the three licensed facilities from the previous maximum of 1,000 machines to a new maximum of 2,000 machines. This will allow the Delaware facilities to rival the slot capacity of many of the casinos in Atlantic City. The Foxwoods Casino and the Mohegan Sun Resort in Connecticut reported total slot win of $1.1 billion in 1998, an increase of 18% over 1997 slot revenues of $945 million. In addition, although New York and Pennsylvania have not, to date, been successful in legalizing casino gaming, management believes that, should casino gaming be legalized in the future in those states, the effects on Atlantic City casinos and on the Claridge would depend on the form and scope of such gaming.

Item 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        No effect.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-29 of this report.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THIS REGISTRANT

         Name                                Office                       Age
         ----                                ------                       ---
         Robert M. Renneisen         Chairman, President, Director        52
         James M. Montgomery         Vice Chairman, Director              59
         David W. Brenner            Director                             63
         Shannon L. Bybee            Director                             60
         A. Bruce Crawley            Director                             53
         Ned P. DeWitt               Director                             59
         Mark H. Sayers              Director                             49
         Jean I. Abbott              Executive Vice President             43
         Frank A. Bellis, Jr.        Senior Vice President,  Secretary    45
         Albert T. Britton           Executive Vice President             42
         Glenn S. Lillie             Vice President                       50

Business Experience

           Mr. Renneisen has served as Chairman of the Board of Directors of the Corporation since June 1998, as President of the Corporation since June 1992, and as Chief Executive Officer of the Corporation and New Claridge since July 1993. He was Vice Chairman of New Claridge from June 1994 to June 1998. Mr. Renneisen was Executive Vice President of the Corporation from June 1991 to June 1992. He served as President of New Claridge from January 1991 to January 1996. He was Chief Operating Officer of New Claridge from January 1991 to July 1993. Mr. Renneisen was Executive Vice President of New Claridge, responsible for marketing and later casino operations from February 1988 to January 1991. Prior to joining New Claridge, Mr. Renneisen served from January 1987 to December 1987 as Vice President of Marketing of Treasure Island Hotel and Casino in St. Maarten. From June 1986 to May 1987, he served as President of Renneisen, Kincade & Associates, Inc. of Las Vegas, Nevada, a marketing consulting firm. He was Senior Vice President of Marketing of the Tropicana Hotel and Casino in Atlantic City from May 1982 to August 1984.

           Mr. Montgomery has served as Vice Chairman of the Board of Directors of the Corporation since June 1998, and has been a member of the Board of Directors of the Corporation since March 1995. Since 1978, he has served as President of Houze, Shourds, and Montgomery, Inc., a management consulting firm located in Long Beach, California. Prior to 1978, Mr. Montgomery held various managerial positions with Rohr Industries, Inc. and Rockwell International.

           Mr. Brenner has served as a member of the Board of Directors of the Corporation since February 1991, and was Chairman of the Board of Directors from August 1993 to June 1998. He served as President of the Philadelphia Sports Congress from January 1987 through June 1994. Mr. Brenner served as Chairman of the Hospital and Higher Education Facilities Authority of Philadelphia from January 1986 to June 1992, as Director of Commerce of the City of Philadelphia from January 1984 to September 1986, and as Director of Finance from April 1991 through December 1991. He was with the accounting firm of Arthur Young & Company from 1957 to September 1983. He was managing partner of the Philadelphia office of Arthur Young from November 1969 until March 1980.

         Mr. Bybee has served as a member of the Board of Directors of the Corporation since July 1988. He currently is Associate Professor for Gaming Management, Law & Regulation, at University of Nevada Las Vegas. From July 1993 to August 1994, Mr. Bybee served as President and Chief Operating Officer for United Gaming, Inc. Mr. Bybee was the Corporation's Chairman of the Board from November 1988 to July 1993, and from August 1988 to October 1988. In June 1989, Mr. Bybee was appointed to serve as the Chief Executive Officer of the Corporation and New Claridge, a position he held through July 1993. From 1983 to 1987, he was Senior Vice President of Golden Nugget, Incorporated which operated the Golden Nugget Casino Hotel in Atlantic City. From 1981 to 1983, Mr. Bybee was President of GNAC Corporation, which operated the Golden Nugget Casino Hotel in Atlantic City.

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

           Ms. Abbott has served as Executive Vice President of Finance and Corporate Development of New Claridge since September 1997. From September 1996 to August 1997, she served as Executive Vice President of Operations, and from July 1995 to August 1996, she was Executive Vice President of Marketing and Casino Operations. Ms. Abbott served as a member of the Board of Directors of the Corporation from August 1989 to June 1994, and served as a consultant to the Corporation until March 26, 1994, at which time she became a Vice President of New Claridge. From October 1992 to July 1993, Ms. Abbott was Finance Director for the United Way of Atlantic County. She was Assistant Professor at Stockton State College from September 1989 to June 1991. She served as Senior Vice President, Treasurer of the Corporation and Senior Vice President, Controller of New Claridge from May 1987 to September 1989. She was Vice President, Controller of New Claridge from October 1985 to May 1987 and she was Director of Finance of New Claridge from April 1984 to October 1985. From October 1980 through April 1984, Ms. Abbott held various executive positions with New Claridge and its corporate predecessor.

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

           Further information regarding the directors and certain executive officers of the Corporation and/or New Claridge is incorporated by reference to the information contained under the caption "Voting" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 1999.

Item 11.   EXECUTIVE COMPENSATION

           Information contained under the caption "Executive Compensation" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 1999 is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1998, there were no beneficial owners of more than 5% of the Corporation's Class A Stock.

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

                                     PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)(1)and(2): The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

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

                  10(bt) Amended Employment Agreement between Robert M. Renneisen and The Claridge at Park Place, Incorporated effective November 10, 1998.

                  10(bu) Amended Employment Agreement between Albert T. Britton and The Claridge at Park Place, Incorporated effective November 10, 1998.

                  10(bv) Amended Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated effective November 10, 1998.

                  10(bw) Amended Employment Agreement between Frank A. Bellis, Jr. and The Claridge at Park Place, Incorporated effective November 10, 1998.

                  10(bx) Amended Employment Agreement between Glenn Lillie and The Claridge at Park Place, Incorporated effective November 10, 1998.

                  10(by) Sixth Amendment to Operating Lease Agreement and Fifth Amendment to Expansion Operating Lease Agreement between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998.

                  10(bz) Amendment to Restructuring Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998.

                  10(ca) Amendment to Wraparound Mortgage Agreement and Note between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998.

                  10(cb) Amendment to Exhibit A to the Long-Term Management Incentive Plan of The Claridge Hotel and Casino Corporation effective November 10, 1998.

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


Dated:  March 30, 1999     By:/s/ ROBERT M. RENNEISEN         By:/s/ JEAN I. ABBOTT
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

            Signature                                   Capacity                             Date
            ---------                                   --------                             ----

 /s/ ROBERT M. RENNEISEN
-------------------------------                  Chairman, President, Director         March 30, 1999
Robert M. Renneisen                              (Chief Executive Officer)

 /s/ JAMES M. MONTGOMERY                         Vice Chairman, Director               March 30, 1999
-------------------------------
James M. Montgomery

 /s/ DAVID W. BRENNER                            Director                              March 30, 1999
-------------------------------
David W. Brenner

/s/ SHANNON L. BYBEE                             Director                              March 30, 1999
-------------------------------
Shannon L. Bybee

 /s/ A. BRUCE CRAWLEY                            Director                              March 30, 1999
-------------------------------
A. Bruce Crawley

/s/ NED P. DEWITT                                Director                              March 30, 1999
-------------------------------
Ned P. DeWitt

 /s/ MARK H. SAYERS                              Director                              March 30, 1999
-------------------------------
Mark H. Sayers

 /s/ JEAN I ABBOTT                               Executive Vice President              March 30, 1999
---------------------------------                (Chief Financial Officer/
Jean I. Abbott                                   Treasurer/Principal
                                                 Accounting Officer)


           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE





                                                                      Page
                                                                  Reference In
                                                                    Report on
                                                                    Form 10-K
                                                                    ---------


Independent Auditors' Report..........................................  F-2

Consolidated Balance Sheets at December 31, 1998 and 1997.............  F-3

Consolidated Statements of Operations and Accumulated
 (Deficit) Earnings for the Years Ended December 31, 1998,
 1997 and 1996........................................................  F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996....................................  F-5

Notes to Consolidated Financial Statements............................  F-7

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts.............. F-29


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Claridge Hotel and Casino Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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



                                                  KPMG LLP

Short Hills, New Jersey
March 5, 1999

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1998 and 1997
                             (dollars in thousands)


                                                                   1998         1997
                                                                ---------    ---------
Assets
Current Assets:
     Cash and cash equivalents                                  $   9,798       12,424
     Receivables, net (including $3,111 and $19,878 in 1998
       and 1997, respectively, due from Partnership) (note 4)       5,561       21,467
     Inventories                                                      309          270
     Prepaid expenses and other current assets                      2,735        2,935
                                                                ---------    ---------
         Total current assets                                      18,403       37,096
                                                                ---------    ---------

Property and equipment (note 5)                                    41,785       47,579
     Less accumulated depreciation and amortization               (12,408)     (15,485)
                                                                ---------    ---------
         Net property and equipment                                29,377       32,094
                                                                ---------    ---------

Long-term receivables due from Partnership (note 4)                79,593       75,465
Deferred charges at cost, less accumulated amortization             1,510        2,020
Other assets (note 6)                                               2,893        3,705
                                                                ---------    ---------
                                                                $ 131,776      150,380
                                                                =========    =========
Liabilities and Stockholders' Deficiency
Current Liabilities:
     Current maturities of long-term debt (note 9)              $     351           39
     Accounts payable                                               3,535        3,202
     Loan from the Partnership (note 7)                             3,600        3,600
     Other current liabilities (note 8)                            34,602       34,393
                                                                ---------    ---------
         Total current liabilities                                 42,088       41,234
                                                                ---------    ---------

Long-term debt (note 9)                                            85,170       85,023
Deferred rent due to Partnership (note 13)                          5,827       16,506
Deferred income taxes (note 12)                                     2,579        2,580
Other noncurrent liabilities (note 10)                             21,340       20,850

Commitments and contingent liabilities (notes 13 and 15)

Stockholders' deficiency (notes 16 and 17):
     Common stock
       Class A, par value $.001, authorized an
         issued 5,062,500 shares                                        5            5
     Additional paid-in capital                                     5,048        5,048
     Accumulated deficit                                          (30,281)     (20,866)
     Treasury stock, -0- and 91,770 Class A
       shares at cost in 1998 and 1997, respectively                  -0-          -0-
                                                                ---------    ---------
         Total stockholders' deficiency                           (25,228)     (15,813)
                                                                ---------    ---------
                                                                $ 131,776      150,380
                                                                =========    =========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Accumulated (Deficit) Earnings
              For the Years Ended December 31, 1998, 1997 and 1996
                      (in thousands except per share data)

                                                           1998         1997         1996
                                                        ---------    ---------    ---------
Revenue:
     Casino                                             $ 166,010      165,371      163,369
     Hotel                                                  9,576        9,456        9,150
     Food and beverage                                     18,989       19,609       20,602
     Interest from the Partnership                         12,039       14,230       16,007
     Interest, other                                          757          439          753
     Other                                                  3,685        2,920        2,671
                                                        ---------    ---------    ---------
                                                          211,056      212,025      212,552
     Less promotional allowances (note 11)                 20,056       19,272       19,241
                                                        ---------    ---------    ---------

         Net revenues                                     191,000      192,753      193,311
                                                        ---------    ---------    ---------

Costs and expenses:
     Casino                                               102,150       96,760      100,220
     Hotel                                                  2,470        2,570        2,673
     Food and beverage                                      7,948        9,811       10,938
     Other                                                  2,689        2,617        2,967
     Rent expense to the Partnership (note 13)             26,374       30,554       38,561
     Rent expense, other (note 13)                          1,253        1,283        1,484
     General and administrative                            27,662       27,157       30,539
     Gaming taxes                                          13,194       13,215       13,053
     Reinvestment obligation expenses (note 6)              2,474          684          836
     Provision for uncollectible accounts                   1,128          218          238
     Depreciation and amortization                          2,554        3,296        3,239
     Interest expense, other                               10,519       10,567        9,350
                                                        ---------    ---------    ---------

         Total costs and expenses                         200,415      198,732      214,098
                                                        ---------    ---------    ---------

Loss before income taxes                                   (9,415)      (5,979)     (20,787)
Income tax benefit (note 12)                                  -0-          -0-       (5,398)
                                                        ---------    ---------    ---------
Net loss                                                   (9,415)      (5,979)     (15,389)
                                                        ---------    ---------    ---------

Accumulated (deficit) earnings at beginning of period     (20,866)     (14,887)         502
                                                        ---------    ---------    ---------

Accumulated deficit at end of period                    $ (30,281)     (20,866)     (14,887)
                                                        =========    =========    =========

Net loss per share - basic and diluted (note 3(i))      $   (1.89)       (1.20)       (3.05)
                                                        =========    =========    =========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                         1998        1997        1996
                                                       --------    --------    --------

Cash flows from operating activities:
     Net loss                                          $ (9,415)     (5,979)    (15,389)
     Adjustments to reconcile net loss to net cash
       used in operating activities:

       Depreciation and amortization                      2,554       3,296       3,239
       Deferred rent to the Partnership                 (10,679)    (11,504)     (2,737)
       Deferred interest receivable and
         discount from the Partnership                   (2,014)     (1,752)     (1,524)
       Reinvestment obligation expenses                   2,474         684         836
       Loss (gain) on disposal of assets                      1          30        (138)
       Deferred income taxes - noncurrent                    (1)         (1)     (4,542)

       Change in assets and liabilities:
         Receivables, net, excluding current portion
           of long-term receivables                        (663)       (228)        338
         Inventories                                        (39)          8           1
         Prepaid expenses and other current
           assets                                           200         264        (491)
         Accounts payable                                   333         205        (883)
         Other current liabilities                          209       1,963        (510)
         Other noncurrent liabilities                       305       1,471        (850)
                                                       --------    --------    --------

Net cash flows used in operating activities             (16,735)    (11,543)    (22,650)
                                                       --------    --------    --------




           See accompanying notes to consolidated financial statements




                                   (Continued)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Cont'd.)
                   or the Years Ended December 31, 1998, 1997
                            and 1996 (in thousands)


                                                            1998            1997             1996
                                                         --------         --------         --------
Cash flows from investment activities:
     Increase in deferred charges                        $    (48)              (7)            (195)
     Additions to property and equipment, net                (228)            (136)         (13,455)
     Additions to other assets                             (1,662)          (1,905)          (1,436)
     Proceeds from disposition of property                  1,826              587              184
     Increase in long-term receivables                       (660)            (208)          (3,508)
     Receipt of long-term receivables                      15,115           17,120           13,845
                                                         --------         --------         --------

Net cash flows provided by (used in)
     investment activities                                 14,343           15,451           (4,565)
                                                         --------         --------         --------

Cash flows from financing activities:
     Payment of long-term debt                               (234)             (16)             -0-
                                                         --------         --------         --------

Net cash flows used in financing activities                  (234)             (16)             -0-
                                                         --------         --------         --------

(Decrease) increase in cash and cash equivalents           (2,626)           3,892          (27,215)

Cash and cash equivalents at beginning of period           12,424            8,532           35,747
                                                         --------         --------         --------

Cash and cash equivalents at end of period               $  9,798           12,424            8,532
                                                         ========         ========         ========


Supplemental cash flow disclosures:
     Interest paid, net of amounts capitalized           $ 10,087           10,135            8,918
                                                         ========         ========         ========

     Income taxes paid                                        -0-              -0-              -0-
                                                         ========         ========         ========

Non-cash financing and investing activities:
     Capital lease obligation incurred to acquire
         Casino Assets                                   $    693               78              -0-
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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


2.      CURRENT DEVELOPMENTS

        During 1995, the cash provided by operations of the Claridge was sufficient to meet the Corporation's obligations to pay interest on the Notes, as well as to make moderate capital improvements. Commencing in the latter part of 1995, however, competition in the Atlantic City casino market for bus customers, a principal source of customers for the Claridge at the time, increased; this competition intensified even more during 1996 as additional casino square footage was added, principally due to the opening of the Trump World's Fair casino. During 1996, the average coin incentive issued per bus patron at the Claridge increased to approximately $19, from approximately $13 in 1995. Total cash incentives issued to Claridge's casino patrons (in the form of coin to play slot machines and gaming chips to play table games) increased to approximately $30.5 million in 1996, from approximately $25.2 million in 1995. While the Corporation's promotional costs increased significantly, total casino revenues in 1996 actually decreased from 1995 levels. It had been the expectation of the Corporation that, upon opening of its new self-parking garage, the Corporation would be able to reduce its reliance on the bus patron market; however, the Corporation was forced to close the garage facility on July 10, 1996, only ten days after its opening, following a fatal accident. Because the facility was not able to reopen until the end of September 1996, the Corporation lost any possible benefit of the facility during the normally busy summer season. In addition, severe winter weather in the first quarter of 1996 adversely affected revenues. As a result, the Corporation experienced a net loss for 1996 of $15.4 million, compared to a net loss of $1.9 million in 1995.

        The Corporation has experienced recurring losses and serious deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. However, operating results in 1998 fell below 1997 levels due to increased competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, thereby, related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions and advertising. Additionally, management continues to conserve cash through various cost containment measures. Management is also considering various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

        In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, including the previously mentioned redirection of the bus program, and certain transactions with PDS Financial Corporation ("PDS") and the Casino Reinvestment Development Authority ("CRDA"), as further discussed below.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


2.      CURRENT DEVELOPMENTS (cont'd.)

        In December 1997, New Claridge obtained a commitment from PDS for a sale lease-back facility (the "Facility"). Under the terms of the Facility, New Claridge could sell certain of its slot machines to PDS under a sale lease-back arrangement, for a specified amount per slot machine. In February 1998, New Claridge sold 370 slot machines to PDS for approximately $1 million under this Facility. The machines were then leased back to New Claridge under an operating lease arrangement for two years. After two years, New Claridge has an option to either purchase the machines, renew the lease arrangement for twelve months, or return the equipment to PDS. In December 1998, New Claridge completed the sale of an addtional 379 slot machines to PDS for approximately $776,000, under terms similar to those described above. No additional financing is available under this Facility.

        In October 1998, the CRDA approved the direct investment of New Claridge funds, already on deposit with the CRDA, and the completion of certain donations of New Claridge funds also already on deposit. These transactions resulted in the receipt by New Claridge of approximately $930,000 from the CRDA in December 1998.

        In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

        As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes (the "Indenture").

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Corporation be unable to continue in existence.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)     Basis of Presentation

               The consolidated financial statements are prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, New Claridge and Claridge Gaming Incorporated ("CGI"). CGI was formed in March 1994 for the purpose of developing gaming opportunities in other jurisdictions. All material intercompany accounts and transactions have been eliminated in consolidation.

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

        g)     Deferred Charges

               Deferred charges primarily relate to the January 31, 1994 issuance of the Notes. These charges, which totaled approximately $3.7 million, are being amortized over the term of the Notes. Accumulated amortization of these charges as of December 31, 1998 and 1997 was $2,298,000 and $1,831,000, respectively.

        h)     Income Taxes

               Deferred income taxes are provided for temporary differences between financial statement reporting and income tax reporting for rent leveling provisions, asset basis differences, and various other expenses recorded for financial statement purposes.

        i)     Loss Per Share

               Loss per share is calculated by dividing net loss by the weighted average shares outstanding (4,983,804 for the year ended December 31, 1998, 4,995,219 for the year ended December 31, 1997, and 5,046,064 for the year ended December 31, 1996). Basic and diluted net loss per share are the same for the years ended December 31, 1998, 1997, and 1996.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


4.      RECEIVABLES

        Receivables at December 31, 1998 and 1997 consist of the following:

        Current Receivables                                                                   1998              1997


                                                                                                 (in thousands)
                  Casino, less allowance for uncollectible accounts
                    of $1,305,000 and $717,000 at
                    December 31, 1998 and 1997, respectively                                $  1,571            1,312
                  Hotel, less allowance for uncollectible accounts
                    of $24,000 and $31,000 at December 31,
                    1998 and 1997, respectively                                                  100              102
                  Interest receivable due from the Partnership                                   804            1,014
                  Current portion Expandable Wraparound
                    Mortgage due from the Partnership                                            -0-           14,000
                  Current portion of FF&E Promissory notes                                     2,046            2,448
                  Current portion of Expansion/Construction
                    promissory note                                                              -0-            2,167
                  Other, less allowance for uncollectible accounts
                    of $10,000 and $10,000 at December 31,
                    1998  and 1997, respectively                                               1,040              424
                                                                                            --------        ---------
                                                                                            $  5,561           21,467
                                                                                            ========          =======

         Long-Term Receivables

                  $127,000,000 Expandable Wraparound Mortgage 14%, maturities through September 30, 2000 (net of $4,525,000 discount and
                    $6,539,000 discount at
                    December 31, 1998 and 1997, respectively)                               $ 45,975           40,461
                  Deferred interest receivable, due
                    September 30, 2000                                                        20,000           20,000
                  FF&E promissory notes, 14%                                                  13,618           15,004
                                                                                           ---------          -------

                                                                                            $ 79,593           75,465
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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)

4.       RECEIVABLES (cont'd.)

         Under the terms of the Expandable Wraparound Mortgage, New Claridge is obligated to loan the Partnership up to $25 million in the form of FF&E promissory notes ("FF&E Loans"), secured under the Expandable Wraparound Mortgage, for the purchase of property and equipment ("FF&E Replacements"). One half of the FF&E Loan principal is due in 48 months and the remaining balance is due 60 months from the date of issuance of the respective FF&E Loan. During the year ended December 31, 1999, $2,046,000 of principal payments will become due. In connection with the offering of $85 million of Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

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

         Effective September 30, 1998, the Corporation, New Claridge, and the Partnership agreed to amend the March 1997 restructuring agreement to provide for an extension of the maturity date of the Expandable Wraparound Mortgage to January 1, 2005. In addition, the Expandable Wraparound Mortage Agreement and Note were amended to defer the principal payments which were payable during the fourth quarter of 1998 (totalling $3.5 million) to the earlier of (i) the maturity date of the Expandable Wraparound Mortage Agreement and Note; (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage Note becomes due and payable; or (iii) the date on which any merger, consolidation or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


4.       RECEIVABLES (cont'd.)

         substantially all of the assets of the Corporation or New Claridge is consummated, or any change of control of the Corporation or New Claridge occurs.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                       1998            1997
                                                     --------        --------
                                                          (in thousands)
Gaming equipment                                     $12,457           18,366
Land and land improvements                             7,598            7,598
Building                                              20,070           20,070
Leasehold improvements                                   745              745
Capital lease asset                                      808              693
Other equipment                                          107              107
                                                     -------          -------

                                                      41,785           47,579
Less accumulated depreciation and amortization        12,408           15,485
                                                     -------          -------

Net property and equipment                           $29,377           32,094
                                                     =======          =======

6.       OTHER ASSETS

         The Casino Control Act (the "Act") provides for the imposition of an investment obligation, calculated at 1.25% of the total revenues from gaming operations less the provision for uncollectible accounts. If a casino licensee opts not to make the investment as required, it is assessed an alternative tax of 2.5% of total gaming revenues less the provision for uncollectible accounts. The licensee can satisfy its obligation by making a direct investment in a project approved by the CRDA, the agency responsible for administering this portion of the Act, or it can buy bonds issued by the CRDA. These bonds bear interest at two-thirds of market rates, as set forth in the Act.

         New Claridge has opted to deposit its reinvestment obligation funds with the State Treasurer. Through December 31, 1998, the Corporation has deposited $20,411,000 of which $3,026,000 has been used to purchase bonds issued by the CRDA. Since interest on these bonds and funds deposited is paid at a discounted rate, New Claridge records a valuation allowance of approximately one-third of the reinvestment obligation. In addition, in January 1990, it was determined that certain bonds issued by the CRDA had become impaired, and that the payment of principal and interest was uncertain. As a result, New Claridge has recorded a valuation allowance for the full amount of its investment in these bonds, totalling $1,654,000.

         From time to time, New Claridge has made donations to the CRDA of funds which had

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


6.       OTHER ASSETS (cont'd.)

         previously been deposited with the State Treasurer. In exchange for these donations, which have totalled $15,054,000 through December 31, 1998, New Claridge received credits towards future obligations or cash credits, from the CRDA equal to 51% of the donations. As of December 31, 1998, all of these credits had been used.

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

         Interest which accrues at 12% per annum is payable in full upon maturity. As of December 31, 1998, such interest, which is included in other current liabilities, amounted to $4,122,000.

8.       OTHER CURRENT LIABILITIES

         Other current liabilities at December 31, 1998 and 1997 consist of the following:

                                                      1998       1997
                                                      ----       -----
                                                       (in thousands)
         Deferred rent, current                     $15,078     15,078
         Deferred rent                                  475      1,075
         Accrued payroll and related benefits         6,571      6,508
         Accrued interest, Notes                      4,161      4,161
         Auto/General insurance reserves              1,424      1,488
         Accrued interest due to Partnership          4,122      3,690
         Other current liabilities                    2,771      2,393
                                                   --------    -------

                                                    $34,602     34,393
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

         The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997 provided for the abatement of

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


8.       OTHER CURRENT LIABILITIES (cont'd.)

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

9.       LONG-TERM DEBT

         Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                   1998            1997
                                                   ----           -----
                                                       (in thousands)
         11 3/4% Notes due 2002                 $ 85,000           85,000
         Capital lease obligation                    521               62
                                               ---------           ------
                                                  85,521           85,062
         Less current installments                   351               39
                                               ---------           ------
                                               $  85,170           85,023
                                               =========           ======

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

         Beginning in 1995, and annually thereafter, the Corporation is required to make an offer ("Excess Cash Offer"), to all holders of Notes, to purchase at 100% of par (plus accrued and unpaid interest, if any, to the purchase date), the maximum amount of Notes that may be purchased with 50% of the Corporation's "Excess Cash" (as defined in the Indenture), from the preceding year. If less than $5 million is available to make such purchases (i.e., if Excess Cash is less than $10 million), no such offer needs to be made. The commencement date of any

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


9.       LONG-TERM DEBT (cont'd.)

         required Excess Cash Offer must be not later than 30 days after the publication of the Corporation's audited financial statements for the immediately preceding fiscal year. For the year ended December 31, 1998, the Corporation's Excess Cash was less than $10 million, and therefore the Corporation is not required to make an Excess Cash Offer in 1999.

         The Indenture restricts the declaration or payment of dividends or distributions or redemptions of capital stock by the Corporation and its subsidiaries, other than (i) dividends or distributions payable in equity interests of the Corporation or such subsidiaries; (ii) dividends or distributions payable to the Corporation or any wholly-owned subsidiary; or (iii) dividends by a subsidiary on its common stock if such dividends are paid pro-rata to all holders of such common stock.

10.      OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities at December 31, 1998 and 1997 consist of the following:

                                             1998                     1997
                                             ----                     ----
                                                     (in thousands)
         Contingent Payment                $ 19,000                  19,000
         License agreement                    1,369                   1,444
         Other                                  971                     406
                                           --------                  ------

                                           $ 21,340                  20,850
                                           ========                  ======

         Pursuant to the Restructuring Agreement, Webb retained an interest, which was assigned to the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of December 31, 1998, accrued interest would have amounted to approximately $68.3 million.

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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



10.      OTHER NONCURRENT LIABILITIES (cont'd.)

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option of $1 million was recorded as an offset to the Contingent Payment liability which is included in other noncurrent liabilities on the Corporation's consolidated balance sheet. The option could have been exercised any time prior to December 31, 1997. Given its operating results (see Note 2, "Current Developments"), the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

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

11.      PROMOTIONAL ALLOWANCES

         The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 1998, 1997 and 1996 has been allocated to casino expenses as follows (in thousands):

                                      1998              1997             1996
                                      ----              ----             ----
         Hotel                      $ 3,800             3,828            3,339
         Food and beverage           13,716            11,815           12,001
         Entertainment                1,073             1,134            1,725
                                    -------            ------           ------
              Total                 $18,589            16,777           17,065
                                    =======            ======           ======

12.      INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The benefit for income taxes is comprised of the following (in thousands):

                                      1998              1997             1996
                                      ----              ----             ----
         Current:
           Federal                    $ -0-               -0-              -0-
           State                        -0-               -0-              -0-
         Deferred                       -0-               -0-           (5,398)
                                      -----              ----           ------
                                      $ -0-               -0-           (5,398)
                                      =====              ====           ======

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)




12.   INCOME TAXES (cont'd.)

      The benefit for income taxes differs from the amount computed at the statutory rate as follows (in thousands):

                                                 1998         1997        1996
                                                 ----         ----        ----
      Computed "expected" tax benefit            $(3,201)     (2,033)    (7,068)
      Increase (reduction) in income taxes
        resulting from:
        Change in the valuation allowance          4,391       2,311      2,460
        State income tax, net of federal
          income tax benefit                        (565)       (359)    (1,247)
        Meals and entertainment                     (454)        454        550
        Contingent Payment option                    -0-        (400)       -0-
        Other                                       (171)         27        (93)
                                                 -------      ------     ------
                                                 $   -0-         -0-     (5,398)
                                                 =======      ======     ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                               1998        1997
                                                               ----        ----
      Deferred tax assets:
        Net operating loss                                  $ 21,566     14,915
        Rent leveling                                          3,204      7,476
        Accrued expenses                                       1,354      1,460
        Deferred revenue                                         633        578
        Tax credit                                               940        940
        Difference between book and tax basis
           other liabilities                                   2,285      1,065
        Other                                                    637        857
                                                            --------    -------
               Total gross deferred tax assets                30,619     27,291
               Less valuation allowance                       (9,584)    (5,193)
                                                            --------    -------
               Net deferred tax assets                        21,035     22,098
                                                            --------    -------
      Deferred tax liabilities:
        Gaming equipment, due to differences in depreciation    (852)    (1,019)
        Difference between book and tax basis of
          Expandable Wraparound Mortgage receivable          (20,683)   (22,745)
        Difference between book and tax basis of receivables    (679)      (912)
        Difference between book and tax basis of
          Operating Lease expense                             (1,400)       -0-
        Other                                                    -0-         (2)
                                                            --------    -------
               Total gross deferred tax liabilities          (23,614)   (24,678)
                                                            --------    -------
               Net deferred tax liability                   $ (2,579)    (2,580)
                                                            ========    =======

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



12.      INCOME TAXES (cont'd.)

         The valuation allowance for deferred tax assets as of December 31, 1997 was $5,193,000. The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $4,391,000.

         The Corporation recorded an income tax benefit of $-0-, $-0-, and $5,398,000, for the years ended December 31, 1998, 1997 and 1996, respectively, which represents the tax benefit expected from the carryforward of Federal net operating losses net of increased deferred tax credits.

         At December 31, 1998, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $54.5 million. These net operating loss carryforwards are available to offset future federal taxable income, if any, in the amounts of $23.6 million through 2016, $12.7 million through 2017, and $18.2 million through 2018. The Corporation also has tax credit carryforwards for income tax purposes of approximately $940,000, which are available to reduce future federal income taxes, if any, through 2002.

         As a result of the restructuring in 1989, the amount of debt forgiven resulted in the loss or reduction of various tax attributes including tax operating loss carry forwards of $30,400,000, unused tax credits of $1,041,000 and reduction in tax basis of assets by $89,178,000. As a result of the reduction in tax basis of assets, cash payments for income taxes will significantly exceed income tax expense for financial statement purposes in future years. The above amounts have been adjusted to reflect settlements of the Internal Revenue Service ("IRS") audits of the years 1983 through 1987. During 1995 the Corporation received notice from the IRS asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There is a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In October 1996, the IRS sent the Corporation a statutory notice of deficiency for the Corporation's 1990 and 1991 taxable years. In January 1997, the Corporation filed a petition with the United States Tax Court (the "Court") requesting a redetermination of the asserted deficiency. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was submitted to the Court on January 25, 1999. On March 4, 1999, the Court confirmed this settlement. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements.

13.      OPERATING LEASE

         The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of an Operating Lease originally entered into on October 31, 1983, and an Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases expired on September 30, 1998; each lease provides for three ten-year renewal options at the election of New Claridge. In connection with the

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


13.      OPERATING LEASE (cont'd.)

         March 1, 1997 restructuring agreement between the Corporation, New Claridge, and the Partnership (discussed below), New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

         Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease year commencing October 1, 1998 will be $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease.

         New Claridge is also required to pay, as additional rent, certain amounts including certain taxes, insurance, and other charges related to the occupancy of the land and Hotel Assets, certain expenses and debt service related to furniture, fixture and equipment replacements and building improvements, and the general and administrative costs of the Partnership.

         Effective with the consummation of the restructuring in June 1989, the Operating Lease Agreement and Expansion Operating Lease Agreement were amended to provide for the deferral of $15.1 million of rental payments due during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent payable through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary to meet the Partnership's cash requirements. Lease expense (which had been recognized on leveled basis in accordance with Statement of Financial Accounting Standards No. 13) was reduced prospectively as a result of the abatements provided for in connection with the June 1989 restructuring. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements could not exceed $10 million in any one calendar year, and $38.8 million in the aggregate. All of the $38.8 million of available rent abatements were fully utilized by the end of March 1997.

         The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease provided for the abatement of $867,953 of basic rent, and for the deferral of $1.3 million of basic rent on March 1, 1997, and provided for additional abatements of basic rent, commencing on April 1, 1997, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements through December 31, 1998. The $1.3 million of basic rent deferred on March 1, 1997 is to be paid to the Partnership in monthly installments of $25,000 for the period April 1, 1997 through December 31, 1997, and monthly installments of $50,000 for the year 1998 and thereafter until paid in full. All abatements of rent in excess of the $38.8 million which was allowed in accordance with the

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


13.      OPERATING LEASE (cont'd.)


         1989 restructuring will be recognized as a reduction to lease expense as abated. In 1998 and 1997, $11.1 million and $9.0 million, respectively, of rent in excess of the $38.8 million was abated.

         For the years ended December 31, 1998, 1997, and 1996, total expense resulting from the Operating Lease and Expansion Operating Lease amounted to $26,374,000, $30,554,000, and $38,561,000, respectively, of which ($10,679,000), ($11,504,000), and ($2,737,000), respectively, of rental expense is attributable to the requirement under Statement of Financial Accounting Standards No. 13 to provide a level rent expense for those leases with escalating payments.

         Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"), to allow for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, include (i) New Claridge having received the proceeds in connection with its settlement of the parking garage litigation (see Note 15(b), "Legal Proceedings"); and (ii) the Corporation or New Claridge having paid the interest due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the parking garage litigation in February 1999, and paid the interest that was due on the Notes on March 2, 1999, within the 30 day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances). This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending on December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

         In addition to the deferral and abatements of rent provided for in the Sixth Amendment, the amendment provides for the payment of $3.5 million of additional basic rent on the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Note; (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable; or (iii) the date on which any merger, consolidation or similar transaction to which the Corporation or New Claridge is a party or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated or any change in control of the Corporation or New Claridge occurs.


         Under the terms of the Operating Lease, as amended March 1, 1997, New Claridge had an option to purchase (the "Purchase Option"), on September 30, 1998, the Hotel Assets and the underlying land. To exercise the Purchase Option, New Claridge was required to give notice

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



13.      OPERATING LEASE (cont'd.)

         to the Partnership, at least nine months prior to the option date, of its election to do so. Based on the current financial situation, New Claridge did not give such notice to the Partnership in respect of the September 30, 1998 option date. However, New Claridge may also exercise an option, on September 30, 2003, to purchase the Hotel Assets and the underlying land on January 1, 2004, for their fair market value at the time the option is exercised.

         If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease, to the extent of any such deficiency.

         New Claridge also leases supplemental office, warehouse, and surface parking spaces in nearby lots. For the years ended December 31, 1998, 1997, and 1996, operating lease expense for these facilities amounted to $1,253,000, $1,283,000, and $1,484,000, respectively. In addition,
         New Claridge leases certain slot machines used on the casino floor under various capital and operating leases. Future lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and minimum capital lease payments as of December 31, 1998 (in thousands) are as follows:

                                                             Present Value of
                                                               Minimum Lease              Operating
                                                                  Payments                  Leases
                                                             ----------------             ---------
             1999                                               $    391                    1,604
             2000                                                    175                      965
             2001                                                    -0-                      602
             2002                                                    -0-                      600
             2003                                                    -0-                      600
                                                                --------                    -----

             Total minimum lease payments                            566                    4,371
                                                                                            =====
             Less amount representing interest
                 (at rates ranging from 11% to 12%)                   45
                                                                --------

             Present value of minimum lease payments                 521
             Less current portion of capital lease obligations       351
                                                                --------

             Long-term portion of capital lease obligations     $    170
                                                                ========

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

        amounts and estimated fair values of the Corporation's financial instruments as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                             1998                         1997
                                                                   ------------------------     -----------------------
                                                                       Carrying     Fair          Carrying    Fair
                                                                         Amount     Value           Amount    Value
                                                                       --------     -----         --------    -----
         Financial Assets:
           Cash and cash equivalents                                    $ 9,798     9,798           12,424   12,424
           Long-term receivables due from the
             Partnership (including current portion)                     81,639      n/a            94,080     n/a
           Reinvestment obligation funds                                  2,823     2,823            3,619    3,619
         Financial Liabilities:
           Loan from the Partnership                                      3,600      n/a             3,600     n/a
           Long term debt                                                85,170    59,776           85,023   83,323
           Deferred rent due to the Partnership                           5,827      n/a            16,506     n/a
           Contingent payment                                            19,000      n/a            19,000     n/a

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

         Long-term debt

         The fair value of the Corporation's long-term debt is estimated based on the quoted market price of the Notes as of December 31, 1998 and 1997, respectively.

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

         New Claridge retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the garage, alleging negligence, breach of warranty and breach of contract in the design and construction of the garage. In February 1999, the Corporation and New Claridge entered into a settlement agreement of approximately $2.3 million in the arbitration proceedings.

         A wrongful death action was commenced by the estates of the two patrons who died in the July 1996 accident in the self-parking garage. New Claridge is fully insured and indemnified for any financial liability that may result due to either an award to or a negotiated settlement with the plaintiffs in this action.

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

         c. In February 1992, the Corporation's Board of Directors adopted a Long-Term Incentive Plan (the "Plan") in which certain key employees of the Corporation and/or New Claridge participate. The Plan provided for the grant of the 273,938 shares of the Corporation's Class A stock, which were held as treasury shares of the Corporation, and for the issuance of 100 Equity Units. The aggregate value of the 100 Equity Units is equal to 5.41 percent of certain amounts as further defined in the Plan. Specified portions of the awarded treasury shares and Equity Units held by participants vest upon the attainment of specific goals as described in the Plan. The treasury shares and Equity Units fully vest upon a further restructuring or a change in control as defined in the Plan. Payment with respect to the Equity Units will only be made (a) upon the occurrence of a transaction in which substantially all of the assets and business operations of the Claridge entities are transferred to one or more entities in a merger, sale of assets or other acquisition-type transaction, (b) upon termination of employment of any participant in the Plan within one year after any change in control of the Corporation occurs, as defined in the Plan, or (c) if the Corporation pays dividends to its stockholders, if the Partnership makes distributions to its partners, or if the Corporation or the Partnership makes certain distributions under the Restructuring Agreement. On April 15, 1992, the Commission approved the Plan and the treasury shares were delivered to the participants. Upon the issuance of the Notes and the repayment in full of the Corporation's outstanding debt under the Loan Agreement, 25%

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)


16.   RELATED PARTY TRANSACTIONS (cont'd.)

         of the shares and Equity Units awarded under the Plan vested. A participant is entitled to vote all awarded treasury shares whether or not vested in such shares.

         On June 5, 1995, the Corporation's Board of Directors amended the Plan by creating 100 Additional Equity Units to be issued to certain key employees and 100 Director Equity Units to be issued to the individual members of the Board of Directors (the "Directors"). The aggregate value of the Additional Equity Units is 5.59 percent and the aggregate value of the Director Equity Units is 4 percent of certain amounts as further defined in the Plan. Vesting of the Additional Equity Units occurs if a Transaction results in the Claimholders of the Claridge receiving cash or marketable securities having a certain value all as further defined and described in the Plan. Vesting of the Director Equity Units occurs according to a vesting schedule stated in the Plan and also is tied to the occurrence of a Transaction having a certain value. The Plan was further amended, on November 10, 1998, to modify the terms by which the Additional Equity Units and Director Equity Units will vest. The modification adjusts the value that must be received by the Claimholders of the Claridge resulting from the occurance of a Transaction, all as further defined and described in the Plan.

17.   PARENT COMPANY INFORMATION

      The Corporation owns all of the outstanding common stock of New Claridge, which it purchased for $5,000,000. The balance sheet accounts of the Corporation as of December 31, 1998 and 1997 include the following:

                                                          1998            1997
                                                          ----            ----
                                                               (in thousands)
      Cash                                              $   -0-             -0-
      Investment in New Claridge                         87,206          87,206
      Other assets                                       12,138          12,631
                                                        -------          ------
               Total assets                             $99,344          99,837
                                                        =======          ======
      Long-term debt                                    $85,000          85,000
      Other liabilities                                  13,476          12,932
      Stockholders' equity                                  868           1,905
                                                        -------          ------
         Total liabilities and  stockholders' equity    $99,344          99,837
                                                        =======          ======

      For the years ended December 31, 1998, 1997, and 1996 the Corporation recorded income of $9,987,500, $10,070,000 and $9,987,500, respectively, representing dividends received from New Claridge to fund the payment of interest on the Notes; this income is eliminated in the consolidation with the financial statements of New Claridge. In addition, in 1998 and 1997 the Corporation recorded interest income of $1,200 and $4,200, respectively, on short-term

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (Cont'd.)



17.      PARENT COMPANY INFORMATION (cont'd.)

         investments. The Corporation's expenses for the years ended December 31, 1998, 1997 and 1996 amounted to $11,026,000, $9,909,000, and
         $8,943,000, respectively, including income tax benefit of $31,000, $2,751,000, and $1,868,000, respectively. These amounts represent the results of operations of the Corporation for the respective periods before equity in the results of New Claridge. For the year ended December 31, 1998, New Claridge had net income of $1,610,000, as compared to net income of $3,925,000 for the year ended December 31, 1997 and a net loss of $6,446,000 for the year ended December 31, 1996.

         Changes in the Corporation's financial position for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                                     1998                 1997               1996
                                                                   --------             --------           --------
         Cash flows from operating activities:
              Net income (loss)                                    $ (1,037)               166               1,045
              Adjustments to reconcile net income
                (loss) to net  cash provided by (used in)
                operating activities:
                  Amortization                                          524                524                 496
                  Change in assets and liabilities:
                     Other assets                                       (31)            (2,751)             (2,683)
                     Other liabilities                                  544              2,061               1,142
                                                                   --------             ------              ------
         Net cash flows used in operating activities                    -0-                -0-                 -0-
                                                                   --------             ------              ------
         Decrease in cash and cash equivalents                          -0-                -0-                 -0-

         Cash and cash equivalents at beginning of period               -0-                -0-                 -0-
                                                                   --------             ------              ------
         Cash and cash equivalents at end of period                $    -0-                -0-                 -0-
                                                                   ========             ======              ======
         Supplemental cash flow disclosures:
           Interest paid, net of amounts capitalized                 $9,988             10,075               8,918
                                                                   ========             ======              ======
           Income taxes paid                                       $    -0-                -0-                 -0-
                                                                   ========             ======              ======

                                  SCHEDULE II


           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                                 Valuation and
                              Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                  Balance           Charged to             Charged to                                  Balance
                                 Beginning          Costs and                Other                                    at End of
Description                      of Period          Expenses                Accounts            Deductions              Period
-----------                      ---------          ----------              ---------           ----------            ---------
Year ended
December 31, 1998

Allowance for
Uncollectible Accounts             $ 758              1,128                   -0-                 547 (a)               1,339

Year ended
December 31, 1997

Allowance for
Uncollectible Accounts             $ 899                218                   -0-                 359 (a)                 758

Year ended
December 31, 1996

Allowance for
Uncollectible Accounts             $ 987                238                   -0-                 326 (a)                 899

(a)   Accounts written-off.

                                INDEX TO EXHIBITS


Exhibit
-------

EX10(bt)  Amended Employment Agreement between Robert M. Renneisen and
          The Claridge at Park Place, Incorporated effective November 10, 1998.

EX10(bu)  Amended Employment Agreement between Albert T. Britton and
          The Claridge at Park Place, Incorporated effective November 10, 1998.

EX10(bv) Amended Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated effective November 10, 1998.

EX10(bw)  Amended Employment Agreement between Frank A. Bellis, Jr. and
          The Claridge at Park Place, Incorporated effective November 10, 1998.

EX10(bx) Amended Employment Agreement between Glenn Lillie and The Claridge at Park Place, Incorporated effective November 10, 1998.

EX10(by) Sixth Amendment to Operating Lease Agreement and Fifth Amendment to Expansion Operating Lease Agreement between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998.

EX10(bz) Amendment to Restructuring Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998.

EX10(ca) Amendment to Wraparound Mortgage Agreement and Note between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998.

EX10(cb) Amendment to Exhibit A to the Long-Term Management Incentive Plan of The Claridge Hotel and Casino Corporation effective November 10, 1998.

EX12(b)   Statement of Computation of Ratio of Earnings to Fixed Charges.