Form 10-Q
period 1999-03-31
CLARIDGE HOTEL & CASINO CORP
filed 1999-05-14
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   March 31, 1999

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                          Number of Shares Outstanding
                                  May 14, 1999
                                  ------------
Class A Stock                      5,062,500

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------


PART I.                  FINANCIAL INFORMATION


            Item 1.      Financial Statements

                         Introductory Notes to Consolidated
                         Financial Statements                               3

                         Consolidated Balance Sheets at
                         March 31, 1999 (unaudited) and
                         December 31, 1998                                  4

                         Consolidated Statements of Operations
                         for the three months ended March 31,
                         1999 (unaudited) and 1998 (unaudited)              5

                         Consolidated Statements of Cash Flows
                         for the three months ended March 31,
                         1999 (unaudited) and 1998 (unaudited)              6

                         Notes to Consolidated Financial
                         Statements                                         7


            Item 2.      Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                     13


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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998. All adjustments made are of a normal recurring nature.

        Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

        The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                         (Unaudited)              (Audited)
                                                           March 31,             December 31,
                                                             1999                    1998
                                                         -----------             ------------
ASSETS
Current assets:
  Cash and cash equivalents                                $ 11,373                  9,798
  Receivables, net (including $3,239 at March 31,
    1999 and $3,111 at December 31, 1998,
    due from the Partnership)                                 5,390                  5,870
  Other current assets                                        2,639                  2,735
                                                           --------                -------
       Total current assets                                  19,402                 18,403
                                                           --------                -------


Property and equipment, net (note 4)                         29,038                 29,377
Long-term receivables due from the
  Partnership (note 3)                                       79,535                 79,593
Intangible assets and deferred charges                        1,393                  1,510
Other assets                                                  3,218                  2,893
                                                           --------                -------
                                                           $132,586                131,776
                                                           ========                =======
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Current maturities of long-term debt (note 7)            $    365                    351
  Accounts payable                                            5,948                  3,535
  Loan from the Partnership (note 5)                          3,600                  3,600
  Other current liabilities (note 6)                         34,059                 34,602
                                                           --------                -------
                                                             43,972                 42,088
                                                           --------                -------

Long-term debt (note 7)                                      85,079                 85,170
Deferred rent due to the Partnership                          6,137                  5,827
Deferred income taxes (note 9)                                2,579                  2,579
Other noncurrent liabilities (note 8)                        21,295                 21,340

Stockholders' deficiency:
  Common stock                                                    5                      5
  Additional paid in capital                                  5,048                  5,048
  Accumulated deficit                                       (31,529)               (30,281)
                                                           --------                -------
      Total stockholders'deficiency                         (26,476)               (25,228)
                                                           --------                -------
                                                           $132,586                131,776
                                                           ========                =======





          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                      (in thousands except per share data)
                                   (Unaudited)

                                                             1999                   1998
                                                             ----                   ----
Revenues:
    Casino                                                 $36,554                 40,994
    Hotel                                                    1,994                  1,738
    Food and beverage                                        4,252                  4,499
    Interest from the Partnership                            2,961                  3,214
    Interest, other                                             87                    414
    Other                                                    2,875                    744
                                                           -------                 ------
                                                            48,723                 51,603
    Less promotional allowances (note 2)                     4,870                  4,604
                                                           -------                 ------

         Net revenues                                       43,853                 46,999
                                                           -------                 ------

Costs and expenses:
    Casino                                                  22,840                 25,229
    Hotel                                                      629                    548
    Food and beverage                                        1,186                  1,753
    Other                                                      622                    683
    Rent expense to the Partnership                          6,264                  6,918
    Rent expense, other                                        304                    299
    General and administrative                               6,777                  6,410
    Gaming taxes                                             2,909                  3,274
    Reinvestment obligation expense                            150                    167
    Provision for uncollectible accounts                       196                     74
    Depreciation and amortization                              525                    657
    Interest expense                                         2,699                  2,632
                                                           -------                 ------

         Total costs and expenses                           45,101                 48,644
                                                           -------                 ------


Loss before income taxes                                    (1,248)                (1,645)
Income tax benefit                                             -0-                    -0-
                                                           -------                 ------

Net loss                                                   $(1,248)                (1,645)
                                                           =======                 ======

Net loss per share - basic and diluted
 (based on 5,062,500 and 4,970,730 weighted
  average shares outstanding for the three
  months ended March 31, 1999 and 1998, respectively)      $  (.25)                  (.33)
                                                           =======                 ======



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                                               1999                   1998
                                                                               ----                   ----
Cash flows from operating activities:
  Net loss                                                                  $(1,248)                (1,645)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                              525                    657
     Deferred rent to the Partnership                                           310                 (3,663)
     Deferred interest receivable and
      discount from the Partnership                                            (549)                  (477)
     Reinvestment obligation expenses                                           150                    167
     Gain on disposal of assets                                                 (40)                   (29)
     Change in assets and liabilities:
      Decrease (increase) in receivables, net, excluding
       current portion of long-term receivables                                 696                   (528)
      Decrease (increase) in other current assets                                96                     (9)
      Increase in accounts payable                                            2,413                    921
      Decrease in other current liabilities                                    (543)                (1,947)
      (Decrease) increase in other noncurrent liabilities                        (5)                    16
                                                                            -------                 ------
            Net cash provided by (used in) operating activities               1,805                 (6,537)
                                                                            -------                 ------
Cash flows from investing activities:
  Increase in intangible assets and deferred charges                            (22)                   (18)
  Additions to property and equipment                                           (29)                   (46)
  Increase in other assets                                                     (475)                  (503)
  Proceeds from disposal of assets                                              -0-                  1,015
  Increase in long-term receivables                                             (76)                  (287)
  Receipt of long-term receivables                                              467                  4,448
                                                                            -------                 ------
            Net cash (used in) provided by investing activities                (135)                 4,609
                                                                            -------                 ------
Cash flows from financing activities:
  Payment of long-term debt                                                     (95)                   (10)
                                                                            -------                 ------
            Net cash used in financing activities                               (95)                   (10)
                                                                            -------                 ------
            Increase (decrease) in cash and cash equivalents                  1,575                 (1,938)

Cash and cash equivalents at beginning of period                              9,798                 12,424
                                                                            -------                 ------
Cash and cash equivalents at end of period                                  $11,373                 10,486
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

2.  Promotional Allowances

    The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three months ended March 31, 1999 and 1998 has been allocated to casino operating expenses as follows (in thousands):

                                               1999                   1998
                                             --------               --------
    Hotel                                     $1,018                   917
    Food and beverage                          3,257                 3,255
    Other (Entertainment)                        307                   219
                                              ------                 -----
    Total costs allocated to
      casino operating expenses               $4,582                 4,391
                                              ======                 =====

3.  Long-Term Receivables

    Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership") (in thousands):

                                                             March 31,              December 31,
                                                                1999                    1998
                                                             ---------              ------------
    Expandable Wraparound Mortgage 14%,
     maturities through September 30, 2000
     (net of $3,977,000 discount at March 31, 1999
      and $4,525,000 discount at December 31, 1998)           $46,523                  45,975
    Deferred Expandable Wraparound Mortgage
     interest receivable, due September 30,2000                20,000                  20,000
    FF&E promissory notes, 14%                                 13,012                  13,618
                                                              -------                  ------

                                                              $79,535                  79,593
                                                              =======                  ======

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)


4.  Property and Equipment

    Property and equipment consists of the following (in thousands):


                                             March 31,              December 31,
                                                1999                    1998
                                             ---------              ------------
    Gaming equipment                          $ 12,486                 12,457
    Land and land improvements                   7,598                  7,598
    Building                                    20,070                 20,070
    Leasehold improvements                         745                    745
    Capital lease asset                            826                    808
    Other equipment                                107                    107
                                              --------                 ------
                                                41,832                 41,785
    Less accumulated depreciation
      and amortization                          12,794                 12,408
                                              --------                 ------

    Net property and equipment                $ 29,038                 29,377
                                              ========                 ======

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

    Interest, which accrues at 12% per annum, is payable in full upon maturity. As of March 31, 1999 such interest, which is included in other current liabilities, amounted to $4,230,000.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)


6.  Other Current Liabilities

    Other current liabilities consist of the following (in thousands):

                                               March 31,            December 31,
                                                 1999                   1998
                                              ----------            ------------
    Deferred rent, current                     $15,078                 15,078
    Deferred rent                                1,425                    475
    Accrued payroll and related benefits         7,168                  6,571
    Accrued interest, First  Mortgage Notes      1,665                  4,161
    Accrued interest due to Partnership          4,230                  4,122
    Auto and general liability reserves          1,464                  1,424
    Other current liabilities                    3,029                  2,771
                                               -------                 ------
                                               $34,059                 34,602
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

    Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"). The Sixth Amendment provided for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions were met, and the $1.1 million of rent was deferred in March 1999. The $1.1 million of basic rent deferred is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances).

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)


7.  Long-Term Debt

    Long-term debt consists of the following (in thousands):


                                               March 31,            December 31,
                                                 1999                   1998
                                              ----------            ------------
    11 3/4% Notes due 2002                     $85,000                 85,000
    Capital lease obligation                       444                    521
                                               -------                 ------
                                                85,444                 85,521
    Less current installments                      365                    351
                                               -------                 ------
                                               $85,079                 85,170
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

8.  Other Noncurrent Liabilities

    Other noncurrent liabilities consist of the following (in thousands):


                                               March 31,            December 31,
                                                 1999                   1998
                                              ----------            ------------
        Contingent Payment                     $19,000                 19,000
        License agreement                        1,350                  1,369
        Other                                      945                    971
                                               -------                 ------
                                               $21,295                 21,340
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

    to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of March 31, 1999, accrued interest would have amounted to approximately $71.6 million.

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

    On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option of $1 million was recorded as an offset to the Contingent Payment liability which is included in other noncurrent liabilities on the Corporation's consolidated balance sheet. The option could have been exercised any time prior to December 31, 1997. Given its operating results, the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

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

9.  Income Taxes

    The Corporation recorded an income tax benefit of $495,000, and a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the three months ended March 31, 1999.

    During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)


9.  Income Taxes (cont'd.)

    March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements.

10. Claridge License Renewal

    On September 22, 1995, New Claridge was issued a four-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1999

        The Corporation had a net loss of $1,248,000 for the three months ended March 31, 1999, compared to a net loss of $1,645,000 for the same period of 1998.

        Total Claridge casino revenues during the first quarter of 1999 were $36,554,000, reflecting a 10.8% decrease from the first quarter of 1998 casino revenues of $40,994,000. This decrease was due primarily to a reduction in slot revenues resulting from a redirection of New Claridge's bus program, as further discussed below. Citywide, total casino revenue for the first three months of 1999, as reported, decreased 1.1% from the same period of 1998.

        New Claridge's table games revenue was $9,990,000 for the first quarter of 1999, a decrease of 8.4% from first quarter of 1998 table games revenue of $10,903,000. Table games drop (the amount of gaming chips purchased by patrons) decreased 13.1% in the first three months of 1999 as compared to the same period of 1998. However, the "hold" percentage (the percentage of win to drop) increased to 14.1% in the first quarter of 1999, compared to 13.4% in the first quarter of 1998. Contributing to the decreases in table games during the first three months of 1999 as compared to the same period of last year was the aggressive efforts in 1998 to increase table games business, which contributed to the 26.2% increase in drop over the first quarter of 1997. Citywide, table games drop and revenue during the first quarter of 1999, as reported, declined 5.9% and 2.8%, respectively, from the first quarter of 1998 levels.

        During the first quarter of 1999, New Claridge's slot machine revenues were $26,564,000, a decline of 11.7% from slot machine revenues during the same period of 1998, primarily due to the reductions in bus program activity, as further discussed below. Citywide slot machine revenues, as reported, increased 4.4% during the first quarter of 1999 over the same period of the prior year. Citywide win per slot machine per day, however, decreased 3.3% from the first quarter of 1998, as a result of a 3.2% increase in the number of slot machines available, primarily due to a casino expansion at Caesars Atlantic City Casino in the second quarter of 1998.

        Citywide competition for attracting customers who arrive in Atlantic City by bus, which had begun to accelerate during the second half of 1998 and resulted in increased coin incentives paid to bus customers, continued into the first quarter of 1999. In the fourth quarter of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, as a result, reduce the related costs. During the first quarter of 1999, 121,000 patrons arrived at the Claridge by bus, a reduction of 44% from the number of bus passengers arriving at the Claridge during the same period of 1998. Coin incentives issued to bus passengers during the first three months of 1999 totalled $2,245,000 (an average of $19 per passenger), a decrease of 34% from coin incentives issued to bus passengers during the same period of 1998 of $3,410,000 (an average of $16 per passenger). New Claridge's marketing efforts have been redirected toward the mid-level slot customer through the use of direct promotions and advertising. New Claridge offers promotional incentives to its customers in the form of coin to play slot machines and gaming chips to play table games, through its direct marketing programs, based on their level of gaming activity. Promotional incentives issued through these programs during the first quarter of 1999 totalled $2,324,000, compared to $2,944,000 in the first quarter of 1998.

        Hotel revenues during the first quarter of 1999 were $1,994,000, an increase of 14.7% over the first quarter of 1998 hotel revenues. Hotel occupancy in the first quarter of 1999 was 85.0%, with an average room rate of $51, compared to 84.9% occupancy and an average room rate of $47 during the same period of 1998. Food and beverage revenues declined 5.5% during the first quarter of 1999 as compared to the same period of 1998, due in part to the permanent closing of New Claridge's buffet in late 1998 as part of the refocusing of marketing efforts away from the bus program. The number of covers (meals served) during the first quarter of 1999 was 210,000, with an average price per cover of $13.29, compared to 270,000 covers served during the same period of 1998, with an average price per cover of $10.62. Other income for the first quarter of 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total costs and expenses for the first quarter of 1999 were $45,101,000, reflecting a reduction of 7.3% from the first quarter of 1998. The reduction in casino operating expenses was due primarily to decreased coin incentives, as previously discussed. The reduction in food and beverage expenses was primarily due to the permanent closing of New Claridge's buffet in late 1998. The increase in general and administrative expenses was due to increased advertising expenses resulting from refocusing marketing efforts, as well as increased legal fees related to the self-parking garage arbitration proceedings.

        For the first quarters of 1999 and 1998, the Corporation recorded income tax benefits of $495,000 and $552,000, respectively, offset by corresponding increases in the valuation allowances for each respective year.

Results of Operations for the Three Months Ended March 31, 1998

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

        New Claridge's table games drop for the first quarter of 1998 increased 26.2% over the same period of 1997. This increase resulted from several programs to increase the table games segment of the business, including a marketing initiative aimed at Asian players, increased junket activity, and increased player development activity. However, the table games hold percentage during the first quarter of 1998 decreased to 13.4% from 15.7% during the same period of 1997. As a result, table games revenue for the first three months of 1998 increased 8.1%, to $10,903,000, over the same period of 1997. Citywide table games drop in the first quarter of 1998, as reported, decreased 1.1% from the same period of 1997, while citywide table games revenue decreased 2.4% from the first quarter of 1997.

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

        During the first quarter of 1998, competition for attracting bus customers continued to ease somewhat, as evidenced by lower average coin packages offered to patrons in comparison to the same period of 1997. During the three months ended March 31, 1998, 216,000 casino patrons arrived at the Claridge by bus, and were issued $3,410,000 in coin incentives, for an average coin incentive per passenger of $16. This compares to 224,000 bus passengers arriving at the Claridge in the first quarter of 1997, at an average coin incentive per passenger of $18, for a total of $3,958,000 in coin incentives issued through the bus program. In addition, promotional incentives issued through New Claridge's direct marketing programs during the first quarter of 1998 totalled $2,944,000, compared to $2,850,000 in the first quarter of 1997.

        Hotel revenues for the first quarter of 1998 were $1,738,000, slightly lower than the same period of 1998. Hotel occupancy during the first three months of 1998 was 84.9%, with an average room rate of $47, compared to 87.8% occupancy and an average room rate of $45 in the first quarter of 1997. Food and beverage revenues during the first quarter of 1998 of $4,499,000 were 2.6% lower than the same period of 1997, primarily due to the closing of the buffet during a portion of the quarter for completion of kitchen repairs. As a result of the closing of this outlet, the number of covers (meals served) decreased to approximately 270,000 in the first quarter of 1998, from approximately 322,300 in the same period of 1997, while the average price per cover increased to approximately $10.62 in the first quarter of 1998 from approximately $9.32 in the same period of 1997. Promotional allowances, increased 3.2% in the first quarter of 1998 over the same period of 1997 primarily due to increased player development activities.

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

        The net proceeds of the Notes, totaling $82.2 million, were used as follows (i) to repay the then outstanding debt of the Corporation under the Revolving Credit and Term Loan Agreement of approximately $35 million, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens, at a cost of approximately $12.7 million; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in 1996, at a cost (excluding capitalized interest of approximately $2.2 million) of approximately $28 million (of which approximately $7.5 million represents the cost of acquiring the land and approximately $20.5 million represents the costs attributable to building the garage facility); and (iv) to acquire the Contingent Payment Option (see Note 8, "Other Noncurrent Liabilities") at a cost of $1 million. With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

        At March 31, 1999, the Corporation had a working capital deficiency of $24,570,000 as compared to a working capital deficiency of $23,685,000 at December 31, 1998. The increase in the working capital deficiency is principally attributable to an increase in accounts payable of $2,413,000, offset partially by an increase in cash and cash equivalents of $1,575,000. Current liabilities at March 31, 1999 and December 31, 1998 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $4,230,000 at March 31, 1999 and $4,122,000 at December 31, 1998.
These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital deficiency at March 31, 1999 and December 31, 1998 would have been $1,662,000 and $885,000, respectively.

        For the three months ended March 31, 1999, cash provided by operating activities was $1,805,000, compared to cash used in operating activities of $6,537,000 for the three months ended March 31, 1998. Cash provided by operating activities in 1999 was improved by the deferral, on March 1, 1999, of $1.1 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, as well as the $2.3 million received as a result of the settlement of the garage arbitration proceedings. In addition, rental payments made to the Partnership in the first quarter of 1999 were approximately $4 million lower than during the first quarter of 1998, due to the decreased cash requirements of the Partnership for servicing the debt under the Expandable Wraparound Mortgage. Cash used in investing activities for the three months ended March 31, 1999 was $135,000, compared to cash provided by investing activities for the three months ended March 31, 1998 of $4,609,000. Cash provided by investing activities in the first quarter of

1998 was from the receipt of Expandable Wraparound Mortgage principal payments of $4,448,000, in addition to the approximately $1 million in proceeds received from PDS Financial Corporation ("PDS") for the sale of certain slot machines under a sale lease-back arrangement (see further discussion below). For the three months ended March 31, 1999, cash provided by investing activities was primarily from the receipt of Expandable Wraparound Mortgage principal payments of $467,000, offset by increases in other assets and long-term receivables. Cash used in financing activities in 1999 and 1998 represents payments of capital lease obligations for certain gaming equipment.

        For the three months ended March 31, 1999, the Corporation's "Adjusted EBITDA" was $2,354,000, compared to $2,119,000 for the same period of 1998. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

        The Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Although operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives, operating results in 1998 fell below 1997 levels due to increased citywide competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, as a result, reduce the related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions, direct mail and advertising. Additionally, management continues to conserve cash through various cost containment measures. Management is also considering various refinancing alternatives, including a sale of the Corporation, or a restructuring of its financial obligations.

        In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, including the previously mentioned redirection of the bus program, and certain transactions with PDS and the Casino Reinvestment Development Authority ("CRDA"), as further discussed below.

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

        The Expandable Wraparound Mortgage required monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at March 31, 1999 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $85.8 million.

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

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases expired on September 30, 1998 and each lease provided for three ten-year renewal options at the election of New Claridge. In connection with the March 1997 restructuring agreement, New Claridge agreed to exercise the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

        Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease year commencing October 1, 1998 is $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease.

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

        Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, to allow for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, included (i) New Claridge having received the proceeds in connection with its settlement of the parking garage litigation; and (ii) the Corporation or New Claridge having paid the interest that was due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances). This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

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

        Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Corporation has assessed its hardware, software, and other non-Information Technology ("IT") systems, and believes it has a plan in place to address year 2000 issues on a timely basis. The Corporation's management anticipates using primarily internal staff to identify, correct, and test the systems for year 2000 compliance, which, therefore, will not likely result in incremental costs, but rather will represent a redeployment of existing IT resources. While non-essential, non-year 2000 IT projects may be delayed, adequate resources are available to address essential non-year 2000 projects, such as regulatory requirements and marketing programs. The total cost of addressing year 2000 issues is estimated to be approximately $2.3 million. Approximately 70% of the total cost relates to labor while the remaining 30% relates to the cost of supplies, equipment, software and hardware. Through March 31, 1999, the Corporation has spent approximately $1.1 million or 48% of the anticipated total year 2000 project cost. The Corporation does not expect the amounts required to be expensed related to correcting the year 2000 problem to have a material effect on its financial position or results of operations. Although management of the Corporation anticipates completion of this project by the end of 1999, there can be no assurances of this. If the modifications are not completed timely, the year 2000 problem could have a material impact on the Corporation's ability to conduct its business.

        In addition to addressing its internal systems, the Corporation is contacting its significant vendors concerning their year 2000 readiness, and is formulating contingency plans, which are expected to be in place by June 30, 1999, in the event that certain vendors are not able to fulfill their obligations to the Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)





By:/s/ Jean I. Abbott
   ----------------------------------------------------
       Jean I. Abbott
       Executive Vice President of Finance/
       Chief Financial Officer
       (Authorized Officer, Principal Financial Officer
        and Principal Accounting Officer)



Dated:  May 14, 1999