Form 10-Q
period 1999-06-30
CLARIDGE HOTEL & CASINO CORP
filed 1999-08-23
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

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

                          Number of Shares Outstanding
                                 August 20, 1999
                                 ---------------
Class A Stock                       5,062,500

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES


                               Index to Form 10-Q


                                                                      Page No.


PART I.                  FINANCIAL INFORMATION


          Item 1.        Financial Statements

                         Introductory Notes to Consolidated
                         Financial Statements                             3

                         Consolidated Balance Sheets at
                         June 30, 1999  (unaudited)
                         and December 31, 1998                            4

                         Consolidated Statements of Operations
                         for the three months ended June 30,
                         1999 (unaudited) and 1998 (unaudited)            5

                         Consolidated Statements of Operations
                         for the six months ended June 30,
                         1999 (unaudited) and 1998 (unaudited)            6

                         Consolidated Statements of Cash Flows
                         for the six months ended June 30,
                         1999 (unaudited) and 1998 (unaudited)            7

                         Notes to Consolidated Financial
                         Statements                                       8

          Item 2.        Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                   14

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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at June 30, 1999 and December 31, 1998, and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. All adjustments made are of a normal recurring nature.

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

        As discussed in the subsequent events Note 11 to the consolidated financial statements, the Corporation filed for reorganization under Chapter 11 of the United States Bankruptcy Code on August 16, 1999. The accompanying consolidated financial statements do not claim to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the Corporation's business. The eventual outcome of these matters is not presently determinable.

        The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                  (Unaudited)               (Audited)
                                                                    June 30,               December 31,
                                                                       1999                    1998
                                                                 ---------------          ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                                          $ 10,356                   9,798
  Receivables, net (including $3,433
    at June 30, 1999 and $3,111 at December 31,
    1998, due from the Partnership)                                     5,563                   5,561
  Other current assets                                                  3,527                   3,044
                                                                     --------                --------
       Total current assets                                            19,446                  18,403
                                                                     --------                --------

Property and equipment, net (note 4)                                   28,705                  29,377
Long-term receivables due from the
  Partnership (note 3)                                                 79,565                  79,593
Intangible assets and deferred charges                                  1,291                   1,510
Other assets                                                            3,437                   2,893
                                                                     --------                --------
                                                                     $132,444                 131,776
                                                                     ========                ========

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Current maturities of long-term debt (note 7)                      $    334                     351
  Accounts payable                                                      3,813                   3,535
  Loan from the Partnership (note 5)                                    3,600                   3,600
  Other current liabilities (note 6)                                   36,150                  34,602
                                                                     --------                --------
                                                                       43,897                  42,088
                                                                     --------                --------

Long-term debt (note 7)                                                85,020                  85,170
Deferred rent due to the Partnership                                    6,448                   5,827
Deferred income taxes (note 9)                                          2,579                   2,579
Other noncurrent liabilities (note 8)                                  21,245                  21,340

Stockholders' deficiency:
  Common stock                                                              5                       5
  Additional paid in capital                                            5,048                   5,048
  Accumulated deficit                                                 (31,798)                (30,281)
                                                                     --------                --------

      Total stockholders' deficiency                                  (26,745)                (25,228)
                                                                     --------                --------
                                                                     $132,444                 131,776
                                                                     ========                ========





          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 1999 and 1998
                      (in thousands except per share data)
                                   (Unaudited)

                                                             1999              1998
                                                          ---------         ---------
Revenues:
        Casino                                              $ 43,470          43,718
        Hotel                                                  2,779           2,303
        Food and beverage                                      4,779           4,658
        Interest from the Partnership                          2,890           3,078
        Interest, other                                          116             133
        Other                                                    771             656
                                                            --------         -------
                                                              54,805          54,546
        Less promotional allowances (note 2)                   5,667           4,850
                                                            --------         -------

             Net revenues                                     49,138          49,696
                                                            --------         -------

Costs and expenses:
        Casino                                                26,549          25,601
        Hotel                                                    733             611
        Food and beverage                                      1,291           2,113
        Other                                                    695             663
        Rent expense to the Partnership                        6,068           6,069
        Rent expense, other                                      302             352
        General and administrative                             6,589           7,375
        Gaming taxes                                           3,460           3,489
        Reinvestment obligation expense                          374             422
        Provision for uncollectible accounts                     222             105
        Depreciation and amortization                            486             675
        Interest expense                                       2,638           2,616
                                                            --------         -------
             Total costs and expenses                         49,407          50,091
                                                            --------         -------


Loss before income taxes                                        (269)           (395)
Income tax benefit                                               -0-             -0-
                                                            --------         -------
Net loss                                                    $   (269)           (395)
                                                            ========         =======
Net loss per share (based on 5,062,500
  and 4,970,730 weighted average shares outstanding
  for the three months ended June 30, 1999
  and 1998, respectively)                                   $   (.05)           (.08)
                                                            ========         =======




          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1999 and 1998
                      (in thousands except per share data)
                                   (Unaudited)

                                                                 1999                  1998
                                                               -------               --------
Revenue:
        Casino                                                 $ 80,024                84,712
        Hotel                                                     4,773                 4,041
        Food and beverage                                         9,031                 9,157
        Interest from the Partnership                             5,851                 6,292
        Interest, other                                             203                   547
        Other                                                     3,646                 1,400
                                                               --------              --------
                                                                103,528               106,149
        Less promotional allowances (note 2)                     10,537                 9,454
                                                               --------              --------

             Net revenues                                        92,991                96,695
                                                               --------              --------

Costs and expenses:
        Casino                                                   49,389                50,830
        Hotel                                                     1,362                 1,159
        Food and beverage                                         2,477                 3,866
        Other                                                     1,317                 1,346
        Rent expense to the Partnership                          12,332                12,987
        Rent expense, other                                         606                   651
        General and administrative                               13,366                13,785
        Gaming taxes                                              6,369                 6,763
        Reinvestment obligation expense                             524                   589
        Provision for uncollectible accounts                        418                   179
        Depreciation and amortization                             1,011                 1,332
        Interest expense                                          5,337                 5,248
                                                               --------              --------

             Total costs and expenses                            94,508                98,735
                                                               --------              --------

Loss before income taxes                                         (1,517)               (2,040)
Income tax benefit                                                  -0-                   -0-
                                                               --------              --------
Net loss                                                       $ (1,517)               (2,040)
                                                               ========              ========

Net loss per share (based on 5,062,500 and
 4,970,730 weighted average shares outstanding
  for the six months ended June 30, 1999
  and 1998, respectively)                                      $   (.30)                 (.41)
                                                               ========              ========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                                                           1999                 1998
                                                                                        ---------             ----------
Cash flows from operating activities:
     Net loss                                                                            $(1,517)                (2,040)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                                    1,011                  1,332
          Deferred rent to the Partnership                                                   621                 (7,327)
          Deferred interest receivable and
              discount from the Partnership                                               (1,117)                  (972)
          Reinvestment obligation expenses                                                   524                    589
          Gain on disposal of assets                                                         (79)                   (71)
          Change in assets and liabilities:
             Decrease (increase) in receivables, net, excluding
               current portion of long-term receivables                                      466                   (882)
             Increase in other current assets                                               (483)                  (832)
             Increase in accounts payable                                                    278                    938
             Increase in other current liabilities                                         1,548                    167
             (Decrease) increase in other noncurrent liabilities                             (16)                    30
                                                                                        --------               --------

                      Net cash provided by (used in) operating activities                  1,236                 (9,068)
                                                                                        --------               --------

Cash flows from investment activities:
     Increase in intangible assets and deferred charges                                      (53)                   (47)
     Additions to property and equipment                                                     (49)                  (149)
     Increase in other assets                                                             (1,068)                  (850)
     Proceeds from disposal of assets                                                        -0-                  1,019
     Increase in long-term receivables                                                      (175)                  (445)
     Receipt of long-term receivables                                                        852                  8,933
                                                                                        --------               --------


                      Net cash (used in) provided by investment activities                  (493)                 8,461
                                                                                        --------               --------

Cash flows from financing activities:
     Payment of long-term debt                                                              (185)                   (49)
                                                                                        --------               --------

                      Net cash used in financing activities                                 (185)                   (49)
                                                                                        --------               --------

                      Increase (decrease) in cash and cash equivalents                       558                   (656)

Cash and cash equivalents at beginning of period                                           9,798                 12,424
                                                                                        --------               --------

Cash and cash equivalents at end of period                                              $ 10,356                 11,768
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

2.      Promotional Allowances
        ----------------------

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and six months ended June 30, 1999 and 1998 has been allocated to casino operating expenses as follows (in thousands):

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                    ----------------------------             -------------------------
                                                      1999                1998                 1999               1998
                                                    --------            --------             --------           -------
        Hotel                                        $ 1,044                 931                2,062             1,848
        Food and beverage                              3,519               3,386                6,776             6,641
        Other (Entertainment)                            227                 270                  534               489
                                                     -------              ------               ------            ------
        Total costs allocated to
          casino operating expenses                  $ 4,790               4,587                9,372             8,978
                                                     =======              ======               ======            ======


3.      Long-Term Receivables
        ---------------------

        Long-term receivables consist of the following amounts due from Atlantic City Boardwalk Associates, L.P. (the "Partnership"):

                                                                                           June 30,          December 31,
                                                                                             1999                1998
                                                                                           --------          ------------
                                                                                                    (in thousands)
        Expandable Wraparound Mortgage 14%, maturities through September 30,
          2000 (net of $3,408,000 discount at June 30, 1999
          and $4,525,000 discount at December 31, 1998)                                     $ 47,092               45,975
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                                                  20,000               20,000
        FF&E promissory notes, 14%                                                            12,473               13,618
        Expansion/Construction promissory note, 14%                                              -0-                  -0-
                                                                                            --------             --------

                                                                                            $ 79,565               79,593
                                                                                            ========             ========

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)

4.      Property and Equipment
        ----------------------

        Property and equipment consists of the following:

                                                                   June 30,              December 31,
                                                                     1999                   1998
                                                                   --------              -----------
                                                                            (in thousands)

        Gaming equipment                                           $ 12,505                  12,457
        Land and land improvements                                    7,598                   7,598
        Self-parking garage facility                                 20,070                  20,070
        Leasehold improvements                                          745                     745
        Capital lease asset                                             826                     808
        Other equipment                                                 107                     107
                                                                   --------                 -------
                                                                     41,851                  41,785
        Less accumulated depreciation and amortization               13,146                  12,408
                                                                   --------                 -------

        Net property and equipment                                 $ 28,705                  29,377
                                                                   ========                 =======


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

        Interest, which accrues at 12% per annum, is payable in full upon maturity. As of June 30, 1999 such interest, which is included in other current liabilities, amounted to $4,338,000.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)

6.      Other Current Liabilities
        -------------------------

        Other current liabilities consist of the following:

                                                               June 30,              December 31,
                                                                 1999                   1998
                                                               --------              -----------
                                                                        (in thousands)

        Deferred rent, current                                   $ 15,078                 15,078
        Deferred rent                                               1,275                    475
        Accrued payroll and related benefits                        7,088                  6,571
        Accrued interest, First  Mortgage Notes                     4,161                  4,161
        Accrued interest due to Partnership                         4,338                  4,122
        Auto and general  liability reserves                        1,515                  1,424
        Other current liabilities                                   2,695                  2,771
                                                                 --------               --------
                                                                 $ 36,150                 34,602
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

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)

7.      Long-Term Debt
        --------------

        Long-term debt consists of the following:

                                              June 30,              December 31,
                                                1999                    1998
                                               --------             -----------
                                                        (in thousands)
        11 3/4% Notes due 2002                 $ 85,000                85,000
        Capital lease obligations                   354                   521
                                               --------               -------
                                                 85,354                85,521
        Less current installments                   334                   351
                                               --------               -------
                                               $ 85,020                85,170
                                               ========               =======

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any lien which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year (see Note 11, "Subsequent Events"). A portion of the net proceeds of $82.2 million was used to repay in full the then outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated.

8.      Other Noncurrent Liabilities
        ----------------------------

        Other noncurrent liabilities consist of the following:

                                        June 30,                 December 31,
                                          1999                       1998
                                        --------                 ------------
                                                  (in thousands)
        Contingent Payment                $ 19,000                  19,000
        License agreement                    1,331                   1,369
        Other                                  914                     971
                                          --------                  ------
                                          $ 21,245                  21,340
                                          ========                  ======

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit o the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)

8.      Other Noncurrent Liabilities (cont'd.)
        ----------------------------

        Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of June 30, 1999, accrued interest would have amounted to approximately $75.0 million.

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

9.      Income Taxes
        ------------

        The Corporation recorded an income tax benefit of $604,000, and a corresponding increase in the valuation allowance, resulting in no income tax provision or benefit for the six months ended June 30, 1999.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements.

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
              Notes to Consolidated Financial Statements (cont'd.)

10.     Claridge License Renewal
        ------------------------

        On September 22, 1995, New Claridge was issued a four-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1995.

        New Claridge has reapplied for a four-year casino license. However, in light of the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code on August 16, 1999, New Claridge anticipates that its casino license will be renewed for an additional period, the term of which will be determined by the Commission. Additionally, New Claridge recognizes that its casino license will likely contain financial reporting conditions and requirements consistent with the manner in which the Commission has relicensed other casino licensees who have filed voluntary petition under Chapter 11 in the past.

11.     Subsequent Events
        -----------------

        The Corporation has experienced recurring losses and deterioration in its cash flow since 1996, which has affected the Corporation's ability to continue to meet its obligation to pay interest on the Notes. As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes, and, on August 16, 1999, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. (See "Liquidity and Capital Resources".)

        These consolidated financial statements do not show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the Corporation's business. The eventual outcome of these matters is not presently determinable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 1999
--------------------------------------------------------------

        The Corporation had a net loss of $269,000 for the three months ended June 30, 1999, compared to a net loss of $395,000 for the same period of 1998.

        Casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, totalled $43,470,000 during the second quarter of 1999, a slight decline from the same period of 1998. Citywide, total casino revenue as reported for the second quarter of 1999 increased 7.2% over the second quarter of 1998.

        New Claridge's table games drop (the amount of gaming chips purchased by patrons) for the second quarter of 1999 was $79,968,000, a slight increase over table games drop during the same period of 1998. However, the "hold" percentage (the percentage of win to drop) decreased to 13.6% in 1999, from 14.7% in 1998. As a result, table games revenue for the second quarter of 1999, of $10,903,000, reflected a 7.2% decrease from table games revenue of $11,742,000 during the second quarter of 1998. Citywide, table games drop, as reported, increased 2.1% over the second quarter of 1998, while table games revenue increased 5.9% over the second quarter of 1998.

        New Claridge's revenue from slot machines during the second quarter of 1999 was $32,567,000, an increase of 1.9% over the second quarter of 1998 revenue of $31,976,000. Although Claridge bus patron volumes during the second quarter of 1999 declined from prior year levels, as further discussed below, marketing promotions which focused on increasing drive-in patron volumes offset the reductions in revenues from bus patrons. Citywide slot machine revenue during the second quarter of 1999, as reported, increased 7.8% over the same period of 1998. The number of slot machines available citywide during the second quarter of 1999 increased 2.0% over the same period of 1998, primarily due to a casino expansion at Caesars Atlantic City Casino during the second quarter of 1998; the number of slot machines available at the Claridge remained consistent with the prior year.

        During the second half of 1998, citywide competition accelerated for attracting customers who arrive in Atlantic City by bus, resulting in increased coin incentives paid to these customers; this competition continued into the first half of 1999. In response to the acceleration of this competition, in the fourth quarter of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, as a result, reduce the related costs. During the second quarter of 1999, 187,000 patrons arrived at the Claridge by bus, a 25% reduction from the number of bus passengers who arrived at the Claridge during the second quarter of 1998. Coin incentives issued to bus patrons during the second quarter of 1999 totalled $3,322,000 (an average of $18 per patron), reflecting a 12% reduction from coin incentives issued to bus patrons during the same period of 1998 of $3,771,000 (an average of $15 per patron). New Claridge's marketing efforts have been redirected toward the mid-level slot customer, through the use of direct promotions and advertising. New Claridge offers promotional incentives to its customers in the form of coin to play slot machines and gaming chips to play table games, through its direct marketing programs, based on their level of gaming activity. Promotional incentives issued through these programs during the second quarter of 1999 totalled $3,664,000, compared to $2,726,000 in the second quarter of 1998.

        Hotel occupancy during the second quarter of 1999 increased to 96.5%, compared to 87.6% during the second quarter of 1998, while the average room rate also increased, to $63 in 1999 from $58 in 1998. As a result, hotel revenues for the second quarter of 1999 were $2,779,000, an increase of 21% over the same period of 1998. Food and beverage revenues during the second quarter of 1999 of $4,779,000 were 2.5% higher than the same period of 1998. The number of covers (meals served) decreased by approximately 25% from the second quarter of 1998, resulting from the closing of New Claridge's buffet in late 1998, as part of the refocusing of marketing efforts away from the bus program. The average price per cover in the second quarter of 1999 was $13, compared to $10 in the second quarter of 1998.

        Total costs and expenses for the second quarter of 1999 were $49,407,000, reflecting a slight decline from the same period of 1998, primarily due to a reduction in food and beverage costs (resulting from the closing of the buffet in late 1998), as well as lower general and administrative costs (primarily due to legal fees incurred in 1998 in connection with the self-parking garage arbitration proceedings). Casino operating expenses of $26,549,000 reflect a 3.7% increase over the second quarter of 1998 expenses due to the higher direct marketing coin incentives, as previously discussed, as well as higher slot equipment rental costs as a result of limited capital expenditure funding available and certain popular varieties of slots being available for lease only.

        For the second quarters of 1999 and 1998, the Corporation recorded income tax benefits of $109,000 and $55,000, respectively, offset by corresponding increases in the valuation allowances for each respective year.

Results of Operations for the Six Months Ended June 30, 1999
------------------------------------------------------------

        For the six months ended June 30, 1999, the Corporation had a net loss of $1,517,000, compared to a net loss of $2,040,000 for the same period of 1998.

        New Claridge's total casino revenue during the first half of 1999 was $80,024,000, a 5.5% decrease from total casino revenue during the first half of 1998. Citywide, total casino revenue for the first six months of 1999, as reported, increased 3.2% over the same period of 1998. The total casino capacity during the first half of 1999 increased 1.7% over the prior year, due primarily to the casino expansion at Caesars Atlantic City Casino in the second quarter of 1998.

        New Claridge's table games drop and revenue during the first half of 1999 declined 6.5% and 7.7%, respectively, from the same period of 1998. Contributing to the decreases in table games during the first half of 1999 was the aggressive efforts in 1998 to increase table games business, which contributed to the 23.8% increase in drop over the first half of 1997. Citywide, table games drop for the first half of 1999, as reported, decreased 1.8% from the same period of 1998, while table games revenue for the first half of 1999, as reported, increased 1.6% over the first half of 1998.

        During the first half of 1999, New Claridge's slot machine revenues decreased 4.7%, to $59,131,000, from the same period of 1998, primarily due to the reductions in bus program activity, as previously discussed. Citywide slot machine revenues during the first half of 1999, as reported, increased 3.9%, while the number of slot machines available citywide increased 2.6%.

        New Claridge issued $5,567,000 of coin incentives to 308,000 patrons arriving at the casino by bus during the first half of 1999, an average of $18 per patron. In total, this was a reduction from the $7,181,000 of coin incentives issued to 465,000 bus patrons during the first half of 1998; however, the average per person in 1998 was only $15. In addition, promotional incentives issued through New Claridge's direct marketing programs during the first half of 1999 totalled $5,988,000, compared to $5,670,000 during the same period of 1998.

        Hotel revenues during the first half of 1999 totalled $4,773,000, an increase of 18.1% over the same period of 1998. The increase in revenues resulted from higher hotel occupancy (90.8% in the first half of 1999, compared to 86.3% in the first half of 1998), combined with a higher average room rate ($57 in 1999 compared to $53 in 1998). Food and beverage revenues during the first half of 1999 declined 1.4% from the same period of 1998, primarily due to the closing of New Claridge's buffet in late 1998, as previously discussed. Although the total number of covers served decreased to approximately 444,000 in the first half of 1999 from 579,000 in the same period of 1998, the average price per cover increased to $13.33 in 1999 from $10.36 in 1998. Other income during the first half of 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total costs and expenses for the first half of 1999 were $94,508,000, a 4.3% decrease from the same period of 1998. The reduction in casino operating expenses was due primarily to decreased coin incentives, as previously noted. The reduction in food and beverage expenses was primarily due to the closing of New Claridge's buffet in late 1998. General and administrative expenses decreased, primarily due to decreased legal fees related to the self-parking garage arbitration proceedings.

        For the first six months of 1999 and 1998, the Corporation recorded income tax benefits of $604,000 and $607,000, respectively, offset by corresponding increases in the valuation allowance, as a result of the losses incurred in those periods.

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

        At June 30, 1999, the Corporation had a working capital deficiency of $24,451,000 as compared to a working capital deficiency of $23,685,000 at December 31, 1998. The increase in the working capital deficiency is principally attributable to an increase in deferred rent due to the Partnership of $800,000 and an increase in accrued payroll and related benefits of $517,000, offset by an increase in cash and cash equivalents of $558,000. Current liabilities at June 30, 1999 and December 31, 1998 included deferred rental payments of $15,078,000, and a $3.6 million loan from the Partnership plus accrued interest thereon of $4,338,000 at June 30, 1999 and $4,122,000 at December 31, 1998.
These amounts will only be payable upon (i) a sale or refinancing of the Claridge; (ii) full or partial satisfaction of the Expandable Wraparound Mortgage; and (iii) full satisfaction of any first mortgage then in place. If these amounts were not included in current liabilities, the Corporation's working capital deficiency at June 30, 1999 and December 31, 1998 would have been $1,435,000 and $885,000, respectively.

        For the six months ended June 30, 1999, cash provided by operating activities was $1,236,000, compared to cash used in operating activities of $9,068,000 for the six months ended June 30, 1998. Cash provided by operating activities in 1999 was improved by the deferral, on March 1, 1999, of $1.1 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, as well as the $2.3 million received as a result of the settlement of the garage arbitration proceedings. In addition, rental payments made to the Partnership in the first half of 1999 were approximately $8.6 million lower than during the first half of 1998, due to the decreased cash requirements of the Partnership for servicing the debt under the Expandable Wraparound Mortgage. (This decrease in rental payments to the Partnership was offset by a decrease in Expandable Wraparound Mortgage payments received from the Partnership, which are included in cash provided by investing activities.) Cash used in investing activities for the six months ended June 30, 1999 was $493,000, compared to cash provided by investing activities for the six months ended June 30, 1998 of $8,461,000. Cash provided by investing activities in the first half of 1998 was from the receipt of Expandable Wraparound Mortgage principal payments of $8,933,000, in addition to the approximately $1 million in proceeds received from PDS Financial Corporation ("PDS") for the sale of certain slot machines under a sale lease-back arrangement (see further discussion below). For the six months ended June 30, 1999, cash provided by investing activities was primarily from the receipt of Expandable Wraparound Mortgage principal payments of $852,000, offset by increases in other assets and long-term receivables. Cash used in financing activities in 1999 and 1998 represents payments of capital lease obligations for certain gaming equipment.

        For the six months ended June 30, 1999, the Corporation's "Adjusted EBITDA" was $5,711,000, compared to $5,763,000 for the same period of 1998. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

        The Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Although operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives, operating results in 1998 fell below 1997 levels due to increased citywide competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, as a result, reduce the related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Total coin issued to bus passengers during the first half of 1999 was $5.6 million, compared to $7.2 million in the first half of 1998. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions, direct mail and advertising. Additionally, management continues to conserve cash through various cost containment measures.

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

        As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest that was due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the Indenture. Operating results for the first half of 1999, however, have continued to lag behind prior year levels, which has affected the Corporation's ability to continue to meet its obligation to pay interest on the Notes. As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes and on August 16, 1999 filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

        Management of the Corporation believes that such filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of July 31, 1999 the Corporation had approximately $13.5 million of cash and cash equivalents, including approximately $9.3 million of "bankroll" used in casino operations. Management anticipates a one-time increase in general and administrative expenses (in an amount that is currently not determinable), primarily for professional fees, in connection with preparing for such filing, as well as an increase in ongoing general and administrative expenses, again primarily for professional fees, during the pendency of the bankruptcy proceeding.

        While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations clearly are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes;
(ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, management of the Corporation intends to seek, in the Chapter 11 proceeding, to reduce the Corporation's debt obligations to a level that it believes is consistent with the sustainable level of cash to be generated by the Claridge. At the same time, management will seek to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. Any such restructuring of the financial obligations of the Claridge and of its ownership structure will be subject to the outcome of the Chapter 11 proceeding and, in particular, the approval of the holders of the requisite percentage of the outstanding Notes, as to which there can be no assurance.

        The Corporation has previously announced that it has entered into a letter of intent with Schottenstein Realty Corporation ("Schottenstein") regarding an investment in the Claridge in connection with any such restructuring. The letter of intent contemplates a $10 million investment by Schottenstein in the Claridge in exchange for a substantial equity interest in a new entity that would own the assets used by the Claridge, including the assets currently owned by the Partnership, other than the casino assets. The letter of intent contemplates that this new entity would exchange new notes and equity in the entity for the currently outstanding Notes. The new notes would have a substantially smaller principal amount than the existing Notes, together with a lower interest rate and a later maturity date. The letter of intent also calls for providing a limited amount of equity in the new entity to the Partnership and for setting aside a portion of the equity in the new entity as incentive compensation for the management of the Claridge. The above described terms of the letter of intent are not binding on the Corporation or Schottenstein until reflected in a definitive agreement, and, in any case, are subject to negotiation and approval by holders of the Notes and the Partnership and to approval by the Bankruptcy Court. There can be no assurance that such a definitive agreement will be reached or that any definitive agreement that is reached will not have terms that are substantially different from those described above.

        The consolidated financial statements do not show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) contingencies, or the status and priority thereof; or (c) as to stockholder accounts, the effect of any changes that may be made in the Corporation's business. The eventual outcome of these matters is not presently determinable.

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

        The Expandable Wraparound Mortgage required monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at June 30, 1999 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $85.5 million.

        Effective March 1, 1997, the Corporation, New Claridge and the Partnership entered into a restructuring agreement, pursuant to which New Claridge agreed to use its best efforts to cause a modification of the Expandable Wraparound Mortgage (the "Wraparound Modification") that is permitted by, or is in compliance with, the terms of the indenture governing the Notes (the "Indenture"). The Wraparound Modification, if so permitted, would provide for an extension of the maturity date of the Expandable Wraparound Mortgage from September 30, 2000 to January 1, 2004. If the Wraparound Modification is not permitted by or in compliance with the terms of the Indenture, New Claridge has agreed to effect the Wraparound Modification at such time as the Notes are no longer outstanding. In addition to the modification to the Expandable Wraparound Mortgage, the Corporation, New Claridge, and the Partnership agreed to modify certain terms of the Operating Lease and Expansion Operating Lease agreements, as discussed below.

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

        Effective with the consummation of the restructuring in June 1989, the Operating Lease Agreement and Expansion Operating Lease Agreement were amended to provide for the deferral of $15.1 million of rental payments due during the period July 1, 1988 through the beginning of 1992, and to provide for the abatement of $38.8 million of basic rent payable through 1998, thereby reducing the Partnership's cash flow to an amount estimated to be necessary to meet the Partnership's cash requirements. Lease expense (which had been recognized on a level basis in accordance with Statement of Financial Accounting Standards No.
13) was reduced prospectively as a result of the abatements provided for in connection with the June 1989 restructuring. During the third quarter of 1991, the maximum deferral of rent was reached. On August 1, 1991, the Operating Lease and Expansion Operating Lease were amended further to revise the abatement provisions so that, commencing January 1, 1991, for each calendar year through 1998, the lease abatements could not exceed $10 million in any one calendar year, and $38.8 million in the aggregate. All of the $38.8 million of available rent abatements were fully utilized by the end of March 1997.

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

        Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, to allow for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, included (i) New Claridge having received the proceeds in connection with its settlement of the parking garage arbitration; and (ii) the Corporation or New Claridge having paid the interest that was due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances). This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

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

        In view of the August 16, 1999 filing by the Corporation of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, and in light of the fact that the Notes are secured by a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets, it is possible that the Partnership will also file a voluntary petition under Chapter 11. However, it is impossible to speculate, at this time, if and when this will actually happen, and, if it does occur, what effects such a filing by the Partnership will have on the Operating Lease and Expansion Operating Lease Agreement and the Expandable Wraparound Mortgage Agreement, or the Partnership's performance of their obligations under these agreements.

        Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Corporation has assessed its hardware, software, and other non-Information Technology ("IT") systems, and believes it has a plan in place to address year 2000 issues on a timely basis. The Corporation's management anticipates using primarily internal staff to identify, correct, and test the systems for year 2000 compliance, which, therefore, will not likely result in incremental costs, but rather will represent a redeployment of existing IT resources. While non-essential, non-year 2000 IT projects may be delayed, adequate resources are available to address essential non-year 2000 projects, such as regulatory requirements and marketing programs. The total cost of addressing year 2000 issues is estimated to be approximately $2.3 million. Approximately 70% of the total cost relates to labor while the remaining 30% relates to the cost of supplies, equipment, software and hardware. Through June 30, 1999, the Corporation has spent approximately $1.5 million or 66% of the anticipated total year

2000 project cost. The Corporation does not expect the amounts required to be expensed related to correcting the year 2000 problem to have a material effect on its financial position or results of operations. Although management of the Corporation anticipates completion of this project by the end of 1999, there can be no assurance of this. If the modifications are not completed timely, the year 2000 problem could have a material impact on the Corporation's ability to conduct its business.

        In addition to addressing its internal systems, the Corporation is contacting its significant vendors concerning their year 2000 readiness, and is formulating contingency plans, which were substantially complete by June 30, 1999, in the event that certain vendors are not able to fulfill their obligations to the Corporation.

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



Dated: August 20, 1999