Form 10-Q
period 1999-09-30
CLARIDGE HOTEL & CASINO CORP
filed 1999-11-19
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

      (Mark One)
        [ x  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended   September 30, 1999
                                                       ------------------

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


                        -------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                          Number of Shares Outstanding
                                November 18, 1999
                          ----------------------------
Class A Stock                     5,062,500

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)

                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I.           FINANCIAL INFORMATION


        Item 1.   Financial Statements

                  Introductory Notes to Consolidated
                  Financial Statements                                      3

                  Consolidated Balance Sheets at
                  September 30, 1999  (unaudited)
                  and December 31, 1998                                     4

                  Consolidated Statements of Operations
                  for the three months ended September 30,
                  1999 (unaudited) and 1998 (unaudited)                     5

                  Consolidated Statements of Operations
                  for the nine months ended September 30,
                  1999 (unaudited) and 1998 (unaudited)                     6

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30,
                  1999 (unaudited) and 1998 (unaudited)                     7

                  Notes to Consolidated Financial
                  Statements                                                9

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            16

PART II.          OTHER INFORMATION

                  No information is provided under this
                  Section as the answers to Items 1 through 6 are either inapplicable or negative.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)


                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. All adjustments made are of a normal recurring nature.

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

        As discussed in Note 1 to the consolidated financial statements, the Corporation filed for reorganization under Chapter 11 of the United States Bankruptcy Code on August 16, 1999. In addition, Atlantic City Boardwalk Associates, L.P. (the "Partnership") filed for reorganization under Chapter 11 of the United States Bankruptcy Code on October 5, 1999. The accompanying consolidated financial statements do not claim to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) contingencies, or the status and priority thereof; or (iii) as to stockholder accounts, the effect of any changes that may be made in the Corporation's business. The eventual outcome of these matters is not presently determinable.

        The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                   (Unaudited)         (Audited)
                                                                                  September 30,       December 31,
                                                                                      1999                1998
                                                                                  -------------       ------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                        $  16,548               9,798
  Receivables, net (including $6,602
    at September 30, 1999 and $3,111 at December 31,
    1998, due from the Partnership)                                                    8,678               5,561
  Other current assets                                                                 3,429               3,044
                                                                                   ---------           ---------
        Total current assets                                                          28,655              18,403
                                                                                   ---------           ---------

Property and equipment, net (note 4)                                                  28,483              29,377
Long-term receivables due from the
  Partnership (note 3)                                                                78,960              79,593
Intangible assets and deferred charges                                                 1,166               1,510
Other assets                                                                           3,962               2,893
                                                                                   ---------           ---------
                                                                                   $ 141,226             131,776
                                                                                   =========           =========

LIABILITIES & STOCKHOLDERS' DEFICIENCY
--------------------------------------
Current Liabilities Not Subject to
Compromise:
  Current maturities of long-term debt (note 7)                                    $     282                 351
  Accounts payable                                                                     3,207               3,535
  Loan from the Partnership (note 5)                                                     -0-               3,600
  Other current liabilities (note 6)                                                  13,000              34,602
                                                                                   ---------           ---------
        Total current liabilities not subject to compromise                           16,489              42,088
                                                                                   ---------           ---------

Liabilities Subject to Compromise (note 10)                                          144,885                 -0-

Long-term debt (note 7)                                                                    3              85,170
Deferred rent due to the Partnership                                                     -0-               5,827
Deferred income taxes (note 9)                                                         2,046               2,579
Other noncurrent liabilities (note 8)                                                  2,057              21,340

Stockholders' deficiency:
  Common stock                                                                             5                   5
  Additional paid in capital                                                           5,048               5,048
  Accumulated deficit                                                                (29,307)            (30,281)
                                                                                   ---------           ---------

        Total stockholders' deficiency                                               (24,254)            (25,228)
                                                                                   ---------           ---------
                                                                                   $ 141,226             131,776
                                                                                   =========           =========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1999 and 1998
                      (in thousands except per share data)
                                   (Unaudited)


                                                                                          1999               1998
                                                                                        --------           --------
Revenues:
        Casino                                                                          $ 46,425             43,519
        Hotel                                                                              3,508              3,135
        Food and beverage                                                                  5,163              5,402
        Interest from the Partnership                                                      2,881              2,942
        Interest, other                                                                       68                112
        Other                                                                                766                866
                                                                                        --------           --------
                                                                                          58,811             55,976
        Less promotional allowances (note 2)                                               6,363              5,742
                                                                                        --------           --------
             Net revenues                                                                 52,448             50,234
                                                                                        --------           --------

Costs and expenses:
        Casino                                                                            27,332             26,965
        Hotel                                                                                710                646
        Food and beverage                                                                  1,488              2,434
        Other                                                                                792                705
        Rent expense to the Partnership                                                    5,752              7,087
        Rent expense, other                                                                  298                302
        General and administrative                                                         6,803              6,931
        Gaming taxes                                                                       3,689              3,465
        Reinvestment obligation expense                                                      188                176
        Provision for uncollectible accounts                                                 320                227
        Depreciation and amortization                                                        401                663
        Interest expense (contractual interest of $2,775 in 1999)                          1,387              2,632
                                                                                        --------           --------
             Total costs and expenses                                                     49,160             52,233
                                                                                        --------           --------

Income (loss) before reorganization items and income taxes                                 3,288             (1,999)
Reorganization items:
        Professional fees                                                                   (843)               -0-
        Interest earned from accumulated cash resulting
              from Chapter 11 proceeding                                                      46                -0-
                                                                                        --------           --------
                                                                                            (797)               -0-
                                                                                        --------           --------

Income (loss) before income tax benefit                                                    2,491             (1,999)
Income tax benefit                                                                           -0-                -0-
                                                                                        --------           --------

Net income (loss)                                                                       $  2,491             (1,999)
                                                                                        ========           ========

Net income (loss) per share (based on 5,062,500 and 4,970,730 weighted average shares outstanding for the three months
  ended September 30, 1999 and 1998, respectively)                                      $    .49               (.40)
                                                                                        ========           ========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1999 and 1998
                      (in thousands except per share data)
                                   (Unaudited)



                                                                                    1999        1998
                                                                                 ---------    ---------
Revenue:
        Casino                                                                   $ 126,449      128,231
        Hotel                                                                        8,281        7,176
        Food and beverage                                                           14,194       14,559
        Interest from the Partnership                                                8,732        9,234
        Interest, other                                                                271          659
        Other                                                                        4,412        2,266
                                                                                 ---------    ---------
                                                                                   162,339      162,125
        Less promotional allowances (note 2)                                        16,900       15,196
                                                                                 ---------    ---------
             Net revenues                                                          145,439      146,929
                                                                                 ---------    ---------

Costs and expenses:
        Casino                                                                      76,721       77,795
        Hotel                                                                        2,072        1,805
        Food and beverage                                                            3,965        6,300
        Other                                                                        2,109        2,051
        Rent expense to the Partnership                                             18,084       20,074
        Rent expense, other                                                            904          953
        General and administrative                                                  20,169       20,716
        Gaming taxes                                                                10,058       10,228
        Reinvestment obligation expense                                                712          765
        Provision for uncollectible accounts                                           738          406
        Depreciation and amortization                                                1,412        1,995
        Interest expense (contractual interest of $8,112 in 1999)                    6,724        7,880
                                                                                 ---------    ---------
             Total costs and expenses                                              143,668      150,968
                                                                                 ---------    ---------

Income (loss) before reorganization items and income taxes                           1,771       (4,039)
Reorganization items:
        Professional fees                                                             (843)         -0-
        Interest earned from accumulated cash resulting
               from Chapter 11 proceeding                                               46          -0-
                                                                                 ---------    ---------
                                                                                      (797)         -0-
                                                                                 ---------    ---------

Income (loss) before income tax benefit                                                974       (4,039)
Income tax benefit                                                                     -0-          -0-
                                                                                 ---------    ---------
Net income (loss)                                                                $     974       (4,039)
                                                                                 =========    =========

Net income (loss) per share (based on 5,062,500 and 4,970,730 weighted average shares outstanding for the nine months
 ended September 30, 1999 and 1998, respectively)                                $     .19         (.81)
                                                                                 =========    =========


           See accompanying notes to consolidated financial statements

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)
                                   (Unaudited)



                                                                              1999       1998
                                                                            -------    -------
Cash flows from operating activities:
     Net income (loss)                                                      $   974     (4,039)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                       1,412      1,995
          Deferred rent to the Partnership                                      931    (10,989)
          Deferred interest receivable and discount from the Partnership     (1,705)    (1,484)
          Reinvestment obligation expenses                                      712        765
          Gain on disposal of assets                                           (119)       (86)
          Deferred income taxes                                                 -0-         (1)
          Reorganization items                                                  797        -0-
          Change in assets and liabilities:
             Decrease (increase) in receivables, net, excluding
               current portion of long-term receivables                      (1,769)    (1,085)
             Increase in other current assets                                  (385)      (165)
             Increase in accounts payable                                     2,953        788
             Increase (decrease) in other current liabilities                 4,407     (2,096)
             Increase in other noncurrent liabilities                             2         44
                                                                            -------    -------

                      Net cash provided by (used in) operating activities
                          before reorganization items                         8,210    (16,353)

              Reorganization items:
                 Professional fees paid                                        (305)       -0-
                 Interest earned on accumulated cash resulting from
                    Chapter 11 proceeding                                        46        -0-
                                                                            -------    -------

                      Net cash provided by (used in) operating activities     7,951    (16,353)
                                                                            -------    -------







                                   (continued)



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                Consolidated Statements of Cash Flows (continued)
              For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)
                                   (Unaudited)


                                                                               1999        1998
                                                                             --------    --------

Cash flows from investment activities:
     Increase in intangible assets and deferred charges                           (54)        (47)
     Additions to property and equipment                                         (102)       (209)
     Increase in other assets                                                  (1,781)     (1,388)
     Proceeds from disposal of assets                                             -0-       1,034
     Increase in long-term receivables                                           (309)       (569)
     Receipt of long-term receivables                                           1,300      13,945
                                                                             --------    --------

                      Net cash (used in) provided by investment activities       (946)     12,766
                                                                             --------    --------

Cash flows from financing activities:
     Payment of long-term debt                                                   (255)       (135)
                                                                             --------    --------

                      Net cash used in financing activities                      (255)       (135)
                                                                             --------    --------

                      Increase (decrease) in cash and cash equivalents          6,750      (3,722)

Cash and cash equivalents at beginning of period                                9,798      12,424
                                                                             --------    --------

Cash and cash equivalents at end of period                                   $ 16,548       8,702
                                                                             ========    ========



















          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                   Notes to Consolidated Financial Statements

1.      Significant Events and Basis of Presentation

        The Corporation has experienced recurring losses and deterioration in its cash flow since 1996, which has affected the Corporation's ability to continue to meet its obligation to pay interest on its first mortgage notes (the "Notes"). The Corporation did not pay the interest due on August 2, 1999 on the Notes, and, on August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The Corporation continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, under the supervision of the Bankruptcy Court, as a debtor-in-possession. Under the Bankruptcy Code, the Corporation has an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court; such exclusivity period would expire on December 14, 1999. Management of the Corporation is in the process of developing such a plan.

        On November 3, 1999, the Corporation announced that Robert M. Renneisen had resigned as Chairman of the Board of Directors of the Corporation, and would no longer serve as its Chief Executive Officer. Mr. Renneisen will continue to serve as a member of the Corporation's Board of Directors. James M. Montgomery, who has been a member of the Corporation's Board of Directors since March 1995, has been named as Chairman of the Board of Directors. Frank A. Bellis, Jr., who has been the Corporation's chief legal counsel since 1992, has been named to serve as the Corporation's Chief Executive Officer and a member of the Board of Directors.

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and in accordance with Statement of Position 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code," and include disclosure of liabilities subject to compromise (see Note 10). The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, New Claridge and CGI. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of the Corporation's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, certain long-lived assets of the Corporation have more than likely become impaired; however, the amount of the impairment is not currently determinable, and therefore has not been reflected in the accompanying consolidated financial statements.

------


           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
             Notes to Consolidated Financial Statements (continued.)

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and nine months ended September 30, 1999 and 1998 has been allocated to casino operating expenses as follows (in thousands):

                                                  Three Months                             Nine Months
                                                Ended September 30,                    Ended September 30,
                                                -------------------                    -------------------

                                            1999                1998                 1999               1998
                                            ----                ----                 ----               ----

        Hotel                              $ 1,063               1,020                3,125             2,868
        Food and beverage                    3,601               3,678               10,377            10,319
        Other (Entertainment)                  174                 286                  708               775
                                           -------              -------              ------            ------

        Total costs allocated to
          casino operating expenses        $ 4,838               4,984               14,210            13,962
                                           =======              ======               ======            ======

3.    Long-Term Receivables

        Long-term receivables consist of the following amounts due from the
Partnership:


                                                                                     September 30,           December 31,
                                                                                         1999                  1998
                                                                                     -------------           ------------

                                                                                                (in thousands)
        Expandable Wraparound Mortgage 14%, maturities through September 30,
          2000 (net of $2,820,000 discount at September 30, 1999
          and $4,525,000 discount at December 31, 1998)                                $47,680                   45,975
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                                            20,000                   20,000
        FF&E promissory notes, 14%                                                      11,280                   13,618
                                                                                     ---------                 --------

                                                                                      $ 78,960                   79,593
                                                                                      ========                 ========


As a result of the Partnership's Chapter 11 filing on October 5, 1999, collectability of the Expandable Wraparound Mortgage may have become impaired; however, the amount of such impairment is not currently determinable.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
             Notes to Consolidated Financial Statements (continued.)

4.      Property and Equipment

        Property and equipment consists of the following:



                                                           September 30,           December 31,
                                                               1999                   1998
                                                           -------------           ------------
                                                                      (in thousands)

        Gaming equipment                                     $ 12,559                  12,457
        Land and land improvements                              7,598                   7,598
        Self-parking garage facility                           20,070                  20,070
        Leasehold improvements                                    745                     745
        Capital lease asset                                       826                     808
        Other equipment                                           107                     107
                                                            ---------                 -------
                                                               41,905                  41,785
        Less accumulated depreciation and amortization         13,422                  12,408
                                                            ---------                 -------

        Net property and equipment                           $ 28,483                  29,377
                                                             ========                 =======


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

        Interest, which contractually accrues at 12% per annum, is payable in full upon maturity. Interest on this loan ceased to accrue as a result of the Corporation's filing for reorganization under Chapter 11 (see
        Note 1) on August 16, 1999. The loan and accrued interest through August 16, 1999 of $4,392,000 are included in "Liabilities Subject to Compromise" (see Note 10) as of September 30, 1999.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
             Notes to Consolidated Financial Statements (continued.)

6.      Other Current Liabilities

        Other current liabilities consist of the following:

                                                     September 30,           December 31,
                                                         1999                    1998
                                                     -------------           ------------
                                                                  (in thousands)

        Deferred rent, current                       $      -0-                 15,078
        Deferred rent                                     1,125                    475
        Accrued payroll and related benefits              7,877                  6,571
        Accrued interest, First Mortgage Notes              -0-                  4,161
        Accrued interest due to Partnership                 -0-                  4,122
        Auto and general liability reserves                  77                  1,424
        Other current liabilities                         3,921                  2,771
                                                      ---------              ---------
                                                       $ 13,000                 34,602
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

        As of September 30, 1999, deferred rent, current; accrued interest, First Mortgage Notes; accrued interest due to Partnership; and the auto and general liability reserves incurred prior to August 16, 1999 are included in "Liabilities Subject to Compromise" (see Note 10), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
             Notes to Consolidated Financial Statements (continued.)

7.      Long-Term Debt

        Long-term debt consists of the following:
                                              September 30,         December 31,
                                                  1999               1998
                                              -------------         ------------
                                                         (in thousands)
        11 3/4% Notes due 2002                 $      -0-              85,000
        Capital lease obligations                     285                 521
                                               ----------              ------
                                                      285              85,521
        Less current installments                     282                 351
                                               ----------             -------
                                               $        3              85,170
                                               ==========             =======

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

        As of September 30, 1999, the principal amount due on the Notes is included in "Liabilities Subject to Compromise" (see Note 10), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. In addition, interest on the Notes ceased to accrue as of August 16, 1999. The interest payable on the Notes, as accrued through August 16, 1999 of $5,440,000, is also included in "Liabilities Subject to Compromise" (see Note 10).

8.      Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

                                      September 30,           December 31,
                                           1999                  1998
                                      -------------           ------------
                                                   (in thousands)
        Contingent Payment              $    -0-                  19,000
        License agreement                  1,315                   1,369
        Other                                742                     971
                                        --------                  ------
                                        $  2,057                  21,340
                                        ========                  ======

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
             Notes to Consolidated Financial Statements (continued.)

8.      Other Noncurrent Liabilities (continued)

        assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of September 30, 1999, accrued interest would have amounted to approximately $78.6 million.

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

        On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option of $1 million was recorded as an offset to the Contingent Payment liability which had been included in other noncurrent liabilities on the Corporation's consolidated balance sheet. The option could have been exercised any time prior to December 31, 1997. Given it's operating results, the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

        As of September 30, 1999, the Contingent Payment is included in "Liabilities Subject to Compromise" (see Note 10), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

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

9.      Income Taxes

        The Corporation recorded income tax expense of $392,000, and a corresponding decrease in the valuation allowance, resulting in no income tax provision or benefit for the nine months ended September 30, 1999.

        As of September 30, 1999, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $48 million, none of which expire before the year 2016. These net operating loss carryforwards are available to offset future federal taxable income, if any. The Corporation also has tax credit carryforwards for income tax purposes of approximately $940,000, which are available to reduce future federal income taxes, if any, through 2002. The availability of the net operating loss and tax credit carryforwards will be further subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
             Notes to Consolidated Financial Statements (continued.)

9.      Income Taxes (continued)

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements. As of September 30, 1999, the amount of this settlement, including interest, has been included in "Liabilities Subject to Compromise" (see Note 10), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

10.     Liabilities Subject to Compromise

        Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Payment of these liabilities may not be made except pursuant to an approved plan of reorganization or under the order of the Bankruptcy Court while the Corporation continues to operate as debtor-in-possession. As of September 30, 1999, liabilities subject to compromise consist of the following (in thousands):
                                                              September 30,
                                                                  1999
                                                              -------------

        Accounts payable and accrued expenses                  $     3,331
        11 3/4%  Notes                                              85,000
        Accrued interest                                             9,832
        Loan from the Partnership                                    3,600
        Deferred rent due to the Partnership                        21,836
        Contingent Payment                                          19,000
        Auto and general liability reserves                          1,587
        Other                                                          699
                                                               -----------

                                                               $   144,885
                                                               ===========

        Accrued interest as of September 30, 1999 of $9,832,000 consists of $5,440,000 of interest due on the Notes, and $4,392,000 of interest due on the $3.6 million loan from the Partnership. Interest on both of these items ceased to accrue as of August 16, 1999.

11.     Claridge License Renewal

        On September 22, 1999, New Claridge was issued a one-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1999. Although New Claridge had reapplied for a four-year casino license, the filing of the voluntary petition under Chapter 11 of the United States Bankruptcy Code on August 16, 1999 prompted the Commission to renew New Claridge's license for the reduced period of time. Additionally, the casino license renewal contains certain financial reporting conditions and requirements consistent with the manner in which the Commission has relicensed other casino licensees who have filed voluntary petitions under Chapter 11 in the past.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1999

        The Corporation had net income of $2,491,000 for the three months ended September 30, 1999, compared to a net loss of $1,999,000 for the same period of 1998. The improvement in earnings was due to an increase in total revenues, combined with a decrease in costs, as further discussed below.

        Casino revenue, which is the difference between amounts wagered by and amounts paid to casino patrons, totalled $46,425,000 during the third quarter of 1999, an increase of 6.7% over the third quarter of 1998. Citywide casino revenue, as reported, increased 3.5% in the third quarter of 1999 over the same period of 1998. Casino capacity (including the number of table games and slots available and the casino square footage) remained relatively consistent, both at the Claridge and citywide during the three months ended September 30, 1999, as compared to the same period of 1998. The Claridge reflected a larger increase in casino revenues over 1998, as compared to the citywide increase, as a result of improvement in table games revenue, as further discussed below.

        Table games drop (the amount of gaming chips purchased by patrons) at the Claridge during the third quarter of 1999 increase 2.0% over the same period of 1998, in line with the citywide increase in table games drop, as reported, of 2.4%. However, the hold percentage (the percentage of win to drop) at the Claridge during the third quarter of 1999 was 14.0%, compared to a 12.9% hold percentage in the third quarter of 1998. As a result, New Claridge's table games revenue increased 10.6%, to $11,993,000, in the three months ended September 30, 1999, as compared to the same period of 1998. Citywide, table games revenue, as reported, decrease slightly from the third quarter of 1998, due to a lower hold percentage.

        New Claridge reported revenue from slot machines of $34,432,000 for the third quarter of 1999, an increase of 5.4% over the same period of 1998. Marketing programs which are focused on increasing drive-in patron volumes continued during the third quarter of 1999, contributing to the increase in slot machine revenues. Bus program volumes during the third quarter of 1999 continued to be lower than the prior year, as further discussed below, although not as dramatically as during the second quarter of 1999. Citywide slot machine revenues during the third quarter of 1999, as reported, also increased 5.4% over the third quarter of 1998.

        During the fourth quarter of 1998, in response to the acceleration of increasing coin incentives offered citywide to patrons arriving by bus, New Claridge purposely reduced its bus program volumes in order to reduce the related costs. To offset the decrease in bus patrons, marketing programs such as double coin incentive bonuses and one-day gift giveaways were increased, to focus on increasing drive-in patrons. This marketing strategy continued through the first half of 1999. During the third quarter of 1999, the drive-in promotions continued, and while bus program volumes continued to be below 1998 levels, they did not decrease as dramatically as in the first half of the year. During the third quarter of 1999, 202,000 patrons arrived at the Claridge by bus, a decrease of 18.2% from the third quarter of 1998 bus patrons. Coin incentives issued to bus patrons totalled $3,310,000 during the third quarter of 1999 (an average of $16 per patron), compared to $4,037,000 of coin incentives issued in the third quarter of 1998 (also an average of $16 per patron). In addition to the bus program, New Claridge offers promotional incentives to its customers through its direct marketing programs, based on their level of gaming activity. Promotional incentives issued through this program (coin and gaming chips) during the third quarter of 1999 totalled $3,735,000, compared to $2,633,000 of incentives issued during the third quarter of 1998.

        Hotel revenues for the three months ended September 30, 1999 were $3,508,000, reflecting an 11.9% increase over hotel revenues during the third quarter of 1998. The increase in hotel revenues for the quarter was due to an increase in occupancy (99% in the third quarter of 1999 compared to 95% in the third quarter of 1998), combined with an increase in the average rate ($76 in the third quarter of 1999 compared to $71 in the same period of 1998). Food and beverage revenues of $5,163,000 during the third quarter of 1999 were 4.4% lower than in the same period of

1998, primarily due to a 16% decrease in the number of covers (meals served) resulting from the closing of New Claridge's buffet in late 1998 as part of the refocusing of marketing efforts away from the large volumes of bus patrons. During August 1999, New Claridge opened "Pronto", a self-service, fast food Italian eatery, to assist in servicing the increase in customer volumes during the busy summer months.

        Total costs and expenses for the third quarter of 1999 were $49,160,000, reflecting a 5.9% decline from the same period of 1998. As discussed in Note 1 to the Corporation's consolidated financial statements, the Corporation filed for reorganization under Chapter 11 of the United States Bankruptcy Code on August 16, 1999. As a result, interest on the Notes and the $3.6 million loan from the Partnership ceased to accrue as of August 16, 1999. Had the interest not ceased accruing, interest expense for the third quarter of 1999 would have been $2,775,000, in line with interest expense during the third quarter of 1998. Other costs which declined significantly included food and beverage costs, primarily due to the closing of New Claridge's buffet in late 1998. Rent expense to the Partnership declined from the third quarter of 1998 levels, primarily due to higher abatements of rent in 1999 resulting from lower cash requirements of the Partnership for servicing the debt under the Expandable Wraparound Mortgage.

        Reorganization items for the three months ended September 30, 1999, totalling $797,000, include professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing.

        For the third quarter of 1999, the Corporation recorded income tax expense of $996,000, offset by a corresponding decrease in the valuation allowance. During the third quarter of 1998, the Corporation recorded an income tax benefit of $1,004,000, offset by a corresponding increase in the valuation allowance.

Results of Operations for the Nine Months Ended September 30, 1999

        For the nine months ended September 30, 1999, the Corporation had net income of $974,000, compared to a net loss of $4,039,000 for the nine months ended September 30, 1998.

        Total casino revenue recorded by New Claridge during the nine months ended September 30, 1999 was $126,449,000, reflecting a slight decline from casino revenues recorded during the same period of 1998. Citywide, total casino revenues, as reported, increased 3.3% in the first nine months of 1999 over the same period of 1998.

        New Claridge's table games drop for the nine months ended September 30, 1999 decreased 3.6% from the same period of 1998, while table games revenue of $32,886,000 declined 1.8% during that period. The table games hold was 13.9% during the nine months ended September 30, 1999, compared to 13.7% during the nine months ended September 30, 1998. Citywide results, as reported, reflected a slight decline in table games drop for the first nine months of 1999 over 1998, while table games revenue increased slightly during that period.

        New Claridge's slot machine revenue for the first nine months of 1999 was $93,563,000, reflecting a 1.2% decrease from the same period of 1998. Citywide slot machine revenues for the nine months ended September 30, 1999, as reported, increased 4.4% over the same period of 1998. The average number of slot machines available citywide increased 1.9% during that period, primarily due to the casino expansion at Caesars Atlantic City Casino in the second quarter of 1998; the number of slot machines available at the Claridge remained consistent with prior year levels.

        New Claridge issued $8,877,000 of coin incentives to 510,000 bus patrons during the first nine months of 1999, for an average of $17 per bus patron. This compares to $11,218,000 of coin incentives issued to 712,000 bus patrons during the same period of 1998, an average of $16 per bus patron. In addition, promotional incentives issued through New Claridge's direct marketing programs during the nine months ended September 30, 1999 totalled $9,723,000, compared to $8,303,000 during the same period of 1998.

        Hotel revenues during the nine months ended September 30, 1999 totalled $8,281,000, a 15.4% increase over the same period of 1998. Hotel occupancy improved to 94% in 1999, compared to 89% in 1998, while the average room rate increased to $64 in 1999 from $59 in 1998. Food and beverage revenues during the first nine months of 1999 were $14,194,000, a decrease of 2.5% from the same period of 1998, primarily due to the closing of New Claridge's buffet in late 1998, as previously discussed. Although the total number of covers declined to 729,000 in 1999, compared to 918,000 in 1998, the average price per cover increased to $12.88 in 1999, from $10.85 in 1998. Other income for the first nine months of 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total costs and expenses for the first nine months of 1999 were $143,668,000, a 4.8% decrease from the same period of 1998. As previously noted, interest expense on the Notes and the $3.6 million loan from the Partnership ceased to accrue as of the August 16, 1999 filing by the Corporation under Chapter 11. Had the interest not ceased accruing, interest expense for the nine months ended September 30, 1999 would have been $8,112,000, slightly higher than interest expense during the third quarter of 1998. The reduction in casino operating expenses was primarily due to decreased coin incentives, as previously noted. The reduction in food and beverage expenses was primarily due to the closing of New Claridge's buffet in late 1998. Rent expense to the Partnership declined from 1998 levels, primarily due to higher abatements of rent in 1999 resulting from lower cash requirements of the Partnership for servicing the debt under the Expandable Wraparound Mortgage.

        Reorganization items for the nine months ended September 30, 1999, totalling $797,000, include professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11, offset by interest earned from the investment of accumulated cash resulting from the Chapter
11 filing.

        For the nine months ended September 30, 1999, the Corporation recorded income tax expense of $392,000, offset by a corresponding decrease in the valuation allowance. During the third quarter of 1998, the Corporation recorded an income tax benefit of $1,611,000, offset by a corresponding increase in the valuation allowance.

Liquidity and Capital Resources

Financial Condition

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

        The Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience a significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Although operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives, operating results in 1998 fell below 1997 levels due to increased citywide competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997. In the fall of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, as a result, reduce the related costs. Total coin issued to bus passengers in 1998 was $13.5 million, compared to $15.0 million of coin issued to bus passengers in 1997. Total coin issued to bus passengers during the first nine months of 1999 was $8.8 million, compared to $11.2 million in the same period of 1998. Marketing efforts are being directed toward the mid-level slot customer through the use of promotions, direct mail and advertising.

        In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, including the previously mentioned redirection of the bus program, and certain financial transactions with PDS Financial Corporation ("PDS") and the Casino Reinvestment Development Authority ("CRDA"). In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

        As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest that was due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the Indenture. Operating results for the first half of 1999, however, continued to lag behind prior year levels, which affected the Corporation's ability to continue to meet its obligation to pay interest on the Notes. As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes and on August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The Corporation continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, under the supervision of the Bankruptcy Court, as a debtor-in-possession. Under the Bankruptcy Code, the Corporation has an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court; such exclusivity period would expire on December 14, 1999. Management of the Corporation is in the process of developing such a plan.

        The Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code on October 5, 1999.

        As debtor-in-possession, the Corporation is authorized to operate its business, but may not engage in transactions outside of the normal course of business without the approval of the Bankruptcy Court. Further, the Corporation is subject to operating within certain weekly cash budgets which have been approved by the Bankruptcy Court pursuant to certain orders authorizing the use of its cash. As of the petition date, actions to collect prepetition indebtedness are stayed, and other contractual obligations may not be enforced against the Corporation. In addition, the Corporation may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. As part of the "first day orders," the Bankruptcy Court approved the Corporation's payment of prepetition employee compensation, benefits and reimbursable employee expenses, as well as to continue to honor all existing employee benefit plans and policies. In addition, the Bankruptcy Court approved the payment of certain prepetition vendor claims, up to a total of $250,000, certain prepetition guest-related claims (such as outstanding direct mail coupons, progressive jackpots, and safekeeping deposits) up to a total of $1.2 million, and prepetition payroll, gaming and other taxes and fees.

        Management of the Corporation believes that this filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of September 30, 1999, the Corporation had approximately $16.5 million of cash and cash equivalents, including approximately $6.3 million of "bankroll" used in casino operations. Management anticipates a one-time increase in general and administrative expenses (in an amount that is currently not determinable), primarily for professional fees, in connection with the Chapter 11 filing, as well as an increase in ongoing general and administrative expenses, again primarily for professional fees, during the pendency of the bankruptcy proceeding. For the three months ended September 30, 1999, such fees totalled approximately $843,000.

        While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, management of the Corporation intends to seek, in the Chapter 11 proceeding, to reduce the Corporation's debt obligations to a level that it believes is consistent with the sustainable level of cash to be generated by the Claridge. At the same time, management will seek to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. Any such restructuring of the financial obligations of the Claridge and of its ownership structure will be subject to the outcome of the Chapter 11 proceeding and, in particular, the approval of the holders of the requisite percentage of the outstanding Notes, as to which there can be no assurance.

        The Corporation had previously announced that it had entered into a letter of intent with Schottenstein Realty Corporation ("Schottenstein") regarding an investment in the Claridge in connection with any such restructuring. The letter of intent contemplated a $10 million investment by Schottenstein in the Claridge in exchange for a substantial equity interest in a new entity that would own all of the assets used by the Claridge, (including the assets currently owned by the Partnership), except for the casino assets. The letter of intent contemplated that this new entity would exchange new notes and equity in the entity for the currently outstanding Notes. The new notes would have a substantially smaller principal amount than the existing Notes, together with a lower interest rate and a later maturity date. The letter of intent also called for providing a limited amount of equity in the new entity to the Partnership and for setting aside a portion of the equity in the new entity as incentive compensation for the management of the Claridge. The above described terms of the letter of intent were not binding on the Corporation or Schottenstein until reflected in a definitive agreement, and, in any case, were subject to negotiation and approval by holders of the Notes and the Partnership and to approval by the Bankruptcy Court. On November 10, 1999, the Corporation announced that it would no longer pursue the relationship contemplated by this letter of intent. The Board of Directors of the Corporation, after careful consideration, determined that it would be in the best interest of its creditors to file a separate and independent "stand alone" plan of reorganization. However, management of the Corporation will continue to consider alternate strategic initiatives as it prepares to file its plan of reorganization.

        The consolidated financial statements do not show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) contingencies, or the status and priority thereof; or (iii) as to stockholder accounts, the effect of any changes that may be made in the Corporation's business. The eventual outcome of these matters is not presently determinable.

        At September 30, 1999, prior to the reclassification of liabilities subject to compromise resulting from the Chapter 11 filing on August 16, 1999, the Corporation would have had a working capital deficiency of $21,262,000 as compared to a working capital deficiency of $23,685,000 at December 31, 1998. The decrease in the working capital deficiency is principally attributable to an increase in cash and cash equivalents of $6,750,000, offset by an increase in accounts payable of $2,953,000 and an increase in interest payable on the Notes of $5,440,000. Interest on the Notes ceased to accrue as of August 16, 1999. As a result of the reclassification of certain items to liabilities subject to compromise, the Corporation had working capital of $12,166,000 at September 30, 1999.

        For the nine months ended September 30, 1999, cash provided by operating activities was $7,951,000, compared to cash used in operating activities of $16,353,000 for the nine months ended September 30, 1998. As a result of the Chapter 11 filing on August 16, 1999, the interest payment due on the Notes on August 2, 1999 was not made; therefore, interest payments for the nine months ended September 30, 1999 were approximately $5 million lower than in the same period of 1998. Cash provided by operating activities in 1999 was also improved by the deferral, on March 1, 1999, of $1.1 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, as well as the $2.3 million received as a result of the settlement of the garage arbitration proceedings. In addition, rental payments made to the Partnership in the first nine months of 1999 were approximately $13.9 million lower than during the same period of 1998, due to the decreased cash requirements of the Partnership for servicing the debt under the Expandable Wraparound Mortgage. (This decrease in rental payments to the Partnership was offset by a decrease in Expandable Wraparound Mortgage payments received from the Partnership, which are included in cash provided by investing activities.) Cash used in investing activities for the nine months ended September 30, 1999 was $946,000, compared to cash provided by investing activities for the nine months ended September 30, 1998 of $12,766,000. Cash provided by investing activities in the first nine months of 1998 was from the receipt of Expandable Wraparound Mortgage principal payments of $13,945,000, in addition to the approximately $1 million in proceeds received from PDS for the sale of certain slot machines under a sale lease-back arrangement. For the nine months ended September 30, 1999, cash receipts from Expandable Wraparound Mortgage principal payments were $1,300,000. Cash used in financing activities in 1999 and 1998 of $255,000 and $135,000, respectively, represents payments of capital lease obligations for certain gaming equipment.

        For the nine months ended September 30, 1999, the Corporation's "Adjusted EBITDA" was $10,348,000, compared to $8,073,000 for the same period of 1998. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

Relationship with the Partnership

        The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and the Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases expired on September 30, 1998 and each lease provided for three ten-year renewal options at the election of New Claridge. New Claridge exercised the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating

Lease through September 30, 2008.

        Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease year commencing October 1, 1998, was $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease, and will remain the same for the lease year commencing October 1, 1999.

        New Claridge is also required to pay, as additional rent, certain amounts including certain taxes, insurance, and other charges related to the occupancy of the land and Hotel Assets, certain expenses and debt service related to furniture, fixture and equipment replacements and building improvements, and the general and administrative costs of the Partnership.

        The terms of the Operating Lease and Expansion Operating Lease have been amended from time to time. The most recent amendment (the "Sixth Amendment"), which was effective September 30, 1998, allowed for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, included (i) New Claridge having received the proceeds in connection with its settlement of the parking garage arbitration; and (ii) the Corporation or New Claridge having paid the interest that was due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances). This amendment also provides for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

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

        If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. As a result of the Corporation and New Claridge's Chapter 11 filing on August 16, 1999, under the terms of the indenture governing the Notes (the "Indenture"), an "Event of Default" has occurred (as defined in the Indenture). As a result of this Event of Default, the Corporation and New Claridge are precluded from receiving any further payments of principal or interest on the Expandable Wraparound Mortgage. As a result, the Corporation and New Claridge have exercised this right of offset against rental payments made subsequent to August 16, 1999.

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

        As a result of the Corporation and New Claridge's Chapter 11 filing on August 16, 1999, and the Partnership's Chapter 11 filing on October 5, 1999, the Partnership no longer provides furniture, fixture, and equipment replacements to the Claridge; rather, New Claridge has begun to provide such replacements.

        The Expandable Wraparound Mortgage required monthly principal payments to be made by the Partnership to New Claridge, commencing in the year 1988 and continuing through the year 1998, in escalating amounts totaling $80 million. The Expandable Wraparound Mortgage bears interest at an annual rate equal to 14% with the deferral until maturity of $20 million of certain interest payments which accrued between 1983 and 1988. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at September 30, 1999 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $85.2 million.

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of the Corporation's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, certain long-lived assets of the Corporation, most notably the Expandable Wraparound Mortgage, have more than likely become impaired; however, the amount of the impairment is not currently determinable.

        The Expandable Wraparound Mortgage has been amended from time to time. In the most recent amendment, which was effective September 30, 1998, the Corporation, New Claridge, and the Partnership agreed to amend the March 1997 restructuring agreement to provide for an extension of the maturity date of the Expandable Wraparound Mortgage to January 1, 2005. In addition, the Expandable Wraparound Mortgage Agreement and Note were amended to defer the principal payments which were payable during the fourth quarter of 1998 (totalling $3.5 million) to the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Agreement and Note; (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable; or (iii) the date on which any merger, consolidation or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change of control of the Corporation or New Claridge, occurs.

Year 2000

        Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Corporation has assessed its hardware, software, and other non-Information Technology ("IT") systems, and believes it has a plan in place to address year 2000 issues on a timely basis. The Corporation's management anticipates using primarily internal staff to identify, correct, and test the systems for year 2000 compliance, which, therefore, will not likely result in incremental costs, but rather will represent a redeployment of existing IT resources. While non-essential, non-year 2000 IT projects may be delayed, adequate resources are available to address essential non-year 2000 projects, such as regulatory requirements and marketing programs. The total cost of addressing year 2000 issues is estimated to be approximately $2.2 million. Approximately 63% of the total cost relates to labor while the remaining 37% relates to the cost of supplies, equipment, software and hardware. Through September 30, 1999, the Corporation has spent approximately $1.7 million, or 77%, of the anticipated total year 2000 project cost. The Corporation does not expect the amounts required to be expensed related to correcting the year 2000 problem to have a material effect on its financial position or results of operations. Although management of the Corporation anticipates completion of this project by the end of 1999, there can be no assurance of this. If the modifications are not completed timely, the year 2000 problem could have a material impact on the Corporation's ability to conduct its business.

        In addition to addressing its internal systems, the Corporation has contacted its significant vendors concerning their year 2000 readiness, and has formulated contingency plans, in the event that certain vendors are not able to fulfill their obligations to the Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Claridge Hotel and Casino Corporation
-------------------------------------------
            (Registrant)





By: /s/ Jean I. Abbott
    -------------------------------------------
    Jean I. Abbott
    Executive Vice President of Finance/
    Chief Financial Officer
    (Authorized Officer, Principal Financial Officer
      and Principal Accounting Officer)



Dated: November 18, 1999