Form 10-K
period 1999-12-31
CLARIDGE HOTEL & CASINO CORP
filed 2000-03-30
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

    (Mark One)

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

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

Indicate the number of shares outstanding of each class of the Registrant's Stock, as of the latest practicable date:

                          Number of Shares Outstanding
                                 March 29, 2000
                           --------------------------

Class A Stock                       5,062,500

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

      The Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on- going obligations, including the interest due on the Notes. Operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives. However, operating results in 1998 fell below 1997 levels due to increased competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997.

      In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, and certain transactions with PDS Financial Corporation ("PDS") and the New Jersey Casino Reinvestment Development Authority ("CRDA"). In addition, in February 1999, the Corporation and New

Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

      As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes (the "Indenture"). Operating results for the first half of 1999, however, continued to lag behind prior year levels, which affected the Corporation's ability to continue to meet its obligation to pay interest on the Notes. As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes, and on August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code on October 5, 1999.

      Management of the Corporation believes that this filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of December 31, 1999, the Corporation had approximately $16.8 million of cash and cash equivalents, including approximately $9.9 million of "bankroll" used in casino operations. Management anticipates an increase in ongoing general and administrative expenses, primarily for professional fees, during the pendency of the bankruptcy proceeding. Through December 31, 1999, such expenses totalled approximately $1,268,000.

      The Corporation continues to operate the business, as set forth in the Bankruptcy Code, under the supervision of the Bankruptcy Court, as a debtor-in-possession. As debtor-in-possession, the Corporation is authorized to operate its business, but may not engage in transactions outside of the normal course of business without the approval of the Bankruptcy Court. Further, the Corporation is subject to operating within certain weekly cash budgets which have been approved by the Bankruptcy Court pursuant to certain orders authorizing the use of its cash. As of the petition date, actions to collect prepetition indebtedness are stayed, and other contractual obligations may not be enforced against the Corporation. In addition, the Corporation may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. As part of the "first day orders," the Bankruptcy Court approved the Corporation's payment of prepetition employee compensation, benefits and reimbursable employee expenses, as well as to continue to honor all existing employee benefit plans and policies. In addition, the Bankruptcy Court approved the payment of certain prepetition vendor claims, certain prepetition guest-related claims (such as outstanding direct mail coupons, progressive jackpots, and safekeeping deposits), and prepetition payroll, gaming and other taxes and fees.

      Under the Bankruptcy Code, the Corporation had an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court, which would have expired on December 14, 1999. In November 1999, the Corporation petitioned the Bankruptcy Court for, and was granted, an extension of this exclusivity period to February 14, 2000; a further extension was subsequently granted, extending the exclusivity period to May 14, 2000. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement (the "Plan") with the Bankruptcy Court.

      While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, the Plan proposes to reduce the Corporation's debt obligations to a level that it believes is consistent with the sustainable level of cash to be generated by the Claridge. At the same time, the Plan proposes to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. Any such restructuring of the financial obligations of the Claridge and of its ownership structure will be subject to the outcome of the Chapter 11 proceeding and, in particular, the approval of the holders of the requisite percentage of the outstanding Notes, as to which there can be no assurance.

      In summary, the Plan, as proposed jointly by the Corporation, New Claridge, and the Partnership on January 27, 2000, called for the following to occur, subject to certain conditions contained in the Plan:

     (i)      the existing Class A Stock of the Corporation will be cancelled;

     (ii) the holders of the Notes will be entitled to receive a pro rata amount of new common stock in the reorganized Corporation ("New Common Stock"). As an alternative to receiving only the New Common Stock, the holders of the Notes may instead elect to receive new first mortgage notes ("New Notes"), in a principal amount up to the greater of $100,000 or 15% of the principal amount of their Notes. Such New Notes, which will be issued by the reorganized Corporation, will be guaranteed by New Claridge and secured by the Hotel Assets. The New Notes will be issued in maximum principal amount of $15 million, will have a term of 10 years and will bear interest at a rate of 8% per year. To the extent that holders of the Notes elect to receive New Notes, they will receive a reduced amount of New Common Stock; and

     (iii) the Partnership will transfer the Hotel Assets to New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage (see "Certain Agreements between the Corporation, New Claridge, and the Partnership"). All debts owed by New Claridge to the Partnership will be forgiven, and the Partnership will liquidate.

      On March 21, 2000, the Corporation filed an amendment to the Plan. This amendment provides for the holders of the existing Notes to receive, on a pro rata basis, (i) 100% of the equity of the reorganized Corporation, and (ii) debt not to exceed $15 million. The Bankruptcy Court will issue its opinion in mid-April regarding the adequacy of the Plan to be submitted to the creditors for a vote.

      The Corporation had previously announced that it had entered into a letter of intent with Schottenstein Realty Corporation ("Schottenstein") regarding an investment in the Claridge in connection with any such restructuring. The letter of intent contemplated a $10 million investment by Schottenstein in the Claridge in exchange for a substantial equity interest in a new entity that would own all of the assets used by the Claridge, (including the assets currently owned by the Partnership), except for the casino assets. The letter of intent contemplated that this new entity would exchange new notes and equity in the entity for the currently outstanding Notes. The new notes would have a substantially smaller principal amount than the existing Notes, together with a lower interest rate and a later maturity date. The letter of intent also called for providing a limited amount of equity in the new entity to the Partnership and for setting aside a portion of the equity in the new entity as incentive compensation for the management of the Claridge. The above described terms of the letter of intent were not binding on the Corporation or Schottenstein until reflected in a definitive agreement, and, in any case, were subject to negotiation and approval by holders of the Notes and the Partnership and to approval by the Bankruptcy Court. On November 10, 1999, the Corporation announced that it would no longer pursue the relationship contemplated by this letter of intent. The Board of Directors of the Corporation, after careful consideration, determined that it would be in the best interest of its creditors to file a separate and independent "stand alone" plan of reorganization. However, management of the Corporation will continue to consider alternate strategic initiatives.

Certain Agreements between the Corporation, New Claridge and the Partnership
----------------------------------------------------------------------------

      The current relationships and agreements between the Corporation, New Claridge and the Partnership, each of which would be terminated under the terms of the proposed Plan, are described below:

      Operating Lease/Expansion Operating Lease. The Casino Assets are owned by New Claridge. In addition, the new self-parking garage and the land on which it is located are owned by New Claridge. The Hotel Assets and underlying land are owned by the Partnership and leased by the Partnership to New Claridge under the terms of an operating lease (the "Operating Lease") originally entered into on October 31, 1983, and an expansion operating lease (the "Expansion Operating Lease"), which covered certain expansion improvements made to the Claridge in 1986 (the "Expansion Improvements"). The initial terms of both leases expired on September 30, 1998, and each lease provided for three ten-year renewal options at the election of New Claridge. New Claridge exercised the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

      Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula, for the lease year commencing October 1, 1998, was $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease, and will remain the same for the lease year commencing October 1, 1999.

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

      If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. As a result of the Corporation's and New Claridge's Chapter 11 filing on August 16, 1999, under the terms of the Indenture, an "Event of Default" has occurred (as defined in the Indenture). As a result of this Event of Default, the Corporation and New Claridge are precluded from receiving any further payments of principal or interest on the Expandable Wraparound Mortgage. As a result, New Claridge has exercised this right of offset against rental payments required to be made subsequent to August 16, 1999.

      Prior to August 16, 1999, the Partnership was required, under the Operating Lease, to provide FF&E Replacements to New Claridge, and to provide facility maintenance and engineering services to New Claridge. New Claridge was obligated under the Operating Lease, prior to August 16, 1999, to lend the Partnership, at an annual interest rate of 14%, any amounts necessary to fund the cost of these FF&E Replacements. Such advances by New Claridge ("FF&E Loans") were secured under the Expandable Wraparound Mortgage, up to $25 million. One half of the principal amount of each FF&E Loan is payable in the 48th month following the advance, with the remaining balance due in the 60th month following the date of issuance. New Claridge is required to pay, as additional rent to the Partnership, the debt service on the FF&E Loans. As a result of the Corporation and New Claridge's Chapter 11 filing on August 16, 1999, and the Partnership's Chapter 11 filing on October 5, 1999, the Partnership no longer provides furniture, fixture, and equipment replacements to the Claridge; rather, New Claridge purchases these replacements directly.

      Expandable Wraparound Mortgage. On October 31, 1983, the Partnership executed and delivered to New Claridge the Expandable Wraparound Mortgage, which was subordinate to an $80 million first mortgage granted by the Partnership to a group of banks, and a $47 million purchase money second mortgage ("Purchase Money Second Mortgage"), granted by the Partnership to DEWNJ. The Purchase Money Second Mortgage, which was due on September 30, 2000, was cancelled upon satisfaction of certain conditions set forth in an agreement entered into at the time of the 1989 restructuring. In conjunction with the offering of $85 million of Notes on January 31, 1994, the outstanding debt under the Loan Agreement, which included a first mortgage and the revolving credit line, was satisfied in full. By its terms, the Expandable Wraparound Mortgage may secure up to $25 million of additional loans to the Partnership from New Claridge to finance FF&E Replacements and facility maintenance and engineering shortfalls. The Expandable Wraparound Mortgage provides that, so long as the Partnership is not in default on its obligations under the Expandable Wraparound Mortgage, New Claridge is obligated to make payments required under any senior mortgage indebtedness. The indebtedness secured by the Expandable Wraparound Mortgage bears interest at an annual rate equal to 14%, with certain interest installments that accrued in 1983 through 1988 totalling $20 million being deferred until maturity. In addition, the Partnership is required under the Expandable Wraparound Mortgage to make payments of principal and interest in respect of any FF&E Loans made to finance FF&E Replacements or facility maintenance or engineering costs as described above. To the extent these FF&E Loans exceeded $25 million in the aggregate outstanding at any time, they would have been secured under separate security agreements and not by the lien of the Expandable Wraparound Mortgage.

      The Expandable Wraparound Mortgage required monthly principal payments to be made by the Partnership to New Claridge, commencing in 1988 and continuing through 1998, in escalating amounts totalling $80 million. In addition, in 1986 the principal amount secured by the Expandable Wraparound Mortgage was increased to provide the Partnership with funding for the construction of an expansion improvement, which resulted in approximately 10,000 square feet of additional casino space and a 3,600 square foot lounge. Effective August 28, 1986, the Partnership commenced making level monthly payments of principal and interest calculated to provide for the repayment in full of the principal balance of this increase in the Expandable Wraparound Mortgage by September 30, 1998.

      In connection with the offering of the $85 million of the Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance internal improvements to the Claridge, which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Agreement, as well as the Operating Lease and Expansion Operating Lease, were amended to provide that the principal amount on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

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

Contingent Payment

      Following the 1983 transactions, Webb and its affiliates retained significant interests in the Claridge. Effective with the closing of the restructuring in June 1989, all or substantially all of the financial, contractual, ownership, guarantee and other relationships of the Corporation and New Claridge with Webb were terminated. The Restructuring Agreement provided that Webb would retain an interest equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly (the "Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to their shareholders or partners, respectively, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment. It is estimated that at December 31, 1999, the aggregate amount payable in respect of the Contingent Payment was $102.3 million.

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

      On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option could have been exercised any time prior to December 31, 1997. Given its operating results (see Item 1. Business - "Current Developments"), the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

      Under the terms of the proposed Plan, the Contingent Payment and the Contingent Payment Rights would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

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

      The Claridge's casino consists of approximately 59,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,750 slot machines and sixty-four table games, including thirty-two blackjack tables, eight craps tables, five roulette tables, three mini-baccarat and two baccarat tables, and fourteen other specialty games. The hotel with related amenities consists of 502 guest rooms (including 28 corner suites, 26 specialty suites and five tower penthouse suites), five restaurants, three lounges, a private players club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon, and a health club with an indoor swimming pool.

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

Competition

      Competition in the Atlantic City casino-hotel market is intense. As of December 31, 1999, the twelve existing casino facilities offered approximately 1,171,000 square feet of gaming space, a 3.4% decrease from the casino square footage as of December 31, 1998 of approximately 1,212,000 square feet. This decrease was primarily due to the closing of the Trump World's Fair Casino in the fourth quarter of 1999. The increase in casino square footage in 1998 over 1997 was approximately 3.3%, resulting primarily from a casino expansion at Caesars Atlantic City Casino ("Caesars"), which added approximately 800 slot machines to its existing casino in the second quarter of 1998. For the years ended December 31, 1999 and 1998, citywide gaming revenues, as reported, increased 3.1% and 3.6%, respectively, over prior year levels.

      Consolidation of ownership in the casino industry has been evident in recent years in Las Vegas and Atlantic City. The most recent example in Atlantic City was the purchase of the Caesars World Incorporated by Park Place Entertainment Corporation, which also owns and operates Bally's Park Place Casino in Atlantic City and the Atlantic City Hilton. Currently, the twelve Atlantic City casinos are owned and operated by seven companies, with Park Place Entertainment Corporation owning three, Trump Hotels and Casinos owning three, and Harrahs Entertainment, Incorporated owning two. These ownership structures allow for the casinos under common ownership to reduce overhead costs by consolidating certain administrative functions, thus increasing their profitability even during periods of minimal revenue growth.

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

      All casinos in Atlantic City are part of hotels which offer dining, entertainment, and other guest facilities. As the size of the gaming facilities continue to grow, the need for additional hotel rooms has become evident. During 1996, the number of hotel rooms available citywide increased by approximately 1,100 rooms, with the opening of the Trump World's Fair casino (which was subsequently closed in the fourth quarter of 1999) and the Tropicana's hotel room tower. Several existing Atlantic City casinos also increased their hotel space in 1997, including Harrah's (approximately 400 rooms), Hilton (approximately

300 rooms), and Caesars (approximately 600 rooms), for a total increase in 1997 of approximately 1,500 hotel rooms. Competition among the existing casino-hotels is based on factors such as promotional allowances and incentives; the attractiveness of the casino area; advertising; customer service; the availability, quality, and price of rooms, food, and beverage; ease and availability of parking and accessing the facility; and entertainment.

       The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1996, in the form of higher coin incentives; New Claridge was forced to match the citywide increases, thus increasing its per patron average coin cost to approximately $19 in 1996 from approximately $13 in 1995. New Claridge relied heavily on attracting patrons who travel to Atlantic City by bus because the Claridge previously lacked a self-parking facility, and therefore had to remain competitive with other casino operators in regards to the incentives offered. Even with its 1,200-space parking facility, New Claridge continued to rely on its bus customers as a significant source of business in 1997 and 1998. In 1997, citywide bus package pricing competition eased somewhat; the average coin cost per patron arriving by bus to the Claridge decreased to $16 in 1997. However, in 1998, bus package pricing competition began to increase again, fueled by the expansion at Caesars Atlantic City Casino (which added approximately 800 slot machines in early
1998), as well as the opening of Bally Park Place's bus transportation center in the third quarter of 1998. During the fourth quarter of 1998, in response to this acceleration of increasing bus coin incentives, New Claridge purposely reduced its bus program volumes in order to reduce the related costs; the number of bus passengers brought to the Claridge during the fourth quarter of 1998 was approximately 37% lower than in the same period of 1997. To offset the decrease in bus patrons, marketing programs such as double coin incentive bonuses and one-day gift giveaways were increased, to focus on increasing the drive-in segment of the business. This marketing strategy continued through the first half of 1999. During the second half of 1999, while the drive-in promotions continued, bus program volumes began to be increased slightly, although coin incentives issued to bus patrons were in line with 1998 levels. During the second half of 1999, 369,000 patrons arrived at the Claridge by bus, and were issued an average of $18 in coin incentives per patron, in line with the second half of 1998 levels of 377,000 patrons, also at an average of $18 per patron. Management of the Corporation continues to monitor bus package pricing competition, and efforts continue to be focused on maximizing the drive-in segment of the business through advertising and direct marketing promotions.

      The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains the atmosphere of a grand hotel, and on the Claridge's smaller, more intimate size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain a customer base whose wagering spans the same market segments serviced by other casino hotels, but primarily targets the middle, leaving the high-end business to its competitors. New Claridge believes it is uneconomical to pursue the high-end market as its core business because of the high maintenance cost and potential volatility in table games win. The majority of the Claridge's casino revenue is generated by slot machine play, although efforts have been taken in recent years to increase table games play. In both 1999 and 1998, 74% of the Claridge's casino revenue came from slot play as compared to 71% in 1999 and 70% in 1998 reported for all Atlantic City properties.

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

      Casino competition outside of New Jersey includes land-based casinos, river boat gaming, slot machines at racetracks, and Indian gaming. By far, the most competitive threat to Atlantic City has been the Indian gaming operations at Foxwoods and the Mohegan Sun casinos in Connecticut, and the slot machine facilities at the Delaware racetracks. The two Indian gaming casinos in Connecticut, with a combined total of approximately 8,900 slot machines as of December 31, 1999, reported total slot win of $1.225 billion for 1999, an increase of 9.9% over 1998 slot revenue of $1.115 billion. In Delaware, the three tracks that are currently authorized to offer slot machine gaming had a combined total of approximately 4,200 slot machines as of the end of 1999. These machines generated $412.5 million of slot revenue during the year, an increase of 17.6% over 1998 revenue. In early 1999, the Pennsylvania Senate voted against a bill which would have allowed the state's voters to consider, in a non-binding referendum, the authorization of riverboat casinos, slot machines at racetracks, and video poker in drinking establishments. It is unlikely that Pennsylvania's Legislature will consider another gambling bill while the current Governor, whose term ends in January 2003, is in office. The effect of any future legalization of casino gaming in Pennsylvania on the Atlantic City market would depend on the form and scope of such gaming.

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

      b. Licensing Requirements. The Act provides that various categories of persons or entities must hold casino licenses. The Act also provides that each officer, director and person who directly or indirectly holds any beneficial interest or ownership in a casino licensee; or any person who, in the opinion of the Commission, has the ability to control a casino licensee or elect a majority of the board of directors; or each principal employee or any other employee of a casino licensee (and any lender to or underwriter, agent or employee of the licensee) who the Commission may consider appropriate for approval or qualification, be qualified for approval pursuant to the provisions of the Act. In addition, all contracts and leases entered into by the licensee, upon request of the Commission, must be submitted to the Commission, are subject to its review, and, if found unacceptable, are voidable. All enterprises which provide gaming-related services to the licensee must be licensed. All other enterprises dealing with the licensee must register with the Commission, which may require that they be licensed if they do $75,000 or more per year in business with a single licensee, and $225,000 or more per year if with more than one licensee.

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

      c. Licensing Status. The Commission issues casino licenses, which, as amended January 1995, are renewable every four years, subject to a series of requirements including a requirement of demonstrating financial viability. On September 22, 1999, New Claridge was issued a one-year casino license by the Commission for the period commencing September 30, 1999. Although New Claridge had reapplied for a four-year casino license, the filing of the voluntary petition under Chapter 11 of the Bankruptcy Code on

August 16, 1999 prompted the Commission to renew New Claridge's license for the reduced period of time. Additionally, the casino license renewal contains certain financial reporting conditions and requirements consistent with the manner in which the Commission has relicensed other casino licensees who have filed voluntary petitions under Chapter 11 in the past.

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

      e. Casino Fees and Taxes. The Act provides for a casino license issue fee of not less than $200,000, based upon the cost of the investigation and consideration of the license application, and renewal fee of not less than $200,000, based upon the cost of maintaining control and regulatory activities. The renewal fee is charged to the casino licensee on a monthly basis, based on the cost of actual investigatory time spent monitoring activities at the casino hotel. In addition, a licensee is subject to (i) a tax of eight percent (8%) of gaming revenues less a provision for uncollectible accounts; (ii) an annual license fee of $500 on each slot machine; and (iii) an alcoholic beverage fee computed on the basis of the cost of investigatory time spent monitoring each beverage outlet.

      The Act further provides for the imposition of an investment obligation pursuant to criteria set forth in the Act, or the payment of an alternative tax. The investment obligation is 1.25% of the total gaming revenues (which are defined as the total revenues derived from gaming operations less the provision for uncollectible accounts) for each calendar year. If the casino licensee opts not to make an investment, it is assessed an alternative tax of 2.5% of total gaming revenues less the provision for uncollectible accounts. The licensee has two options in satisfying its investment obligation; it can make a direct investment in a project approved by the CRDA, which is the agency responsible for administering this portion of the Act, or it can buy bonds issued by the CRDA which will, if tax exempt, bear interest at the rate of 66 and 2/3% of the average rate of the Bond Buyer Weekly 25 Revenue Bond Index for the 26 weeks preceding the issue of the bonds. If the bonds are not tax exempt they will bear interest at the rate of 66 and 2/3% of the average rate of Moody's A Rated Utility Index for the 26 weeks preceding the issue of the CRDA bonds. The investment obligation must be paid on the fifteenth day of the first, fourth, seventh, and tenth months of each year based on the estimated gaming revenues for the three month period immediately preceding the first day of those months. The alternative tax must be paid not later than April 30 of the following year.

      New laws and regulations as well as amendments to existing laws and regulations relating to gaming activities in Atlantic City are adopted from time to time. For example, effective July 1, 1993, the New Jersey state legislature passed a law requiring the payment of parking fees by casinos in New Jersey in the amount of $2.00 per day for each motor vehicle parked in a casino parking space. In 1992 the New Jersey state legislature passed a law requiring the payment of a tourism marketing fee of $2.00 per occupied room by casino hotels in Atlantic City.

Employees

      As of December 31, 1999, New Claridge employed approximately 2,110 persons, of whom approximately 760 were represented by labor unions. Approximately 650 of the 760 are represented by the

Hotel, Restaurant Employees and Bartender International Union, AFL-CIO, Local
54. In September 1999, the Corporation's collective bargaining agreement covering the employees represented by Local 54 was renewed, together with the collective bargaining agreements of all Atlantic City casinos with respect to Local 54, for a period of five years.

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

      The casino-hotel, situated on the main parcel (41,408 square feet with 138 feet fronting the park and 300 feet deep), is a concrete steel frame structure, 26 stories high at its highest point. The valet-parking garage, situated on an adjacent parcel of land (21,840 square feet) west of the casino-hotel site, is an eight- level reinforced concrete ramp structure, built in 1981. Including the bus drive-through area, a bus patron waiting room and an electrical room, it totals an area of 197,100 square feet and provides parking for approximately 475 vehicles. In 1996, New Claridge completed the construction of a self-parking garage, located on a parcel of land (29,120 square feet) connected to the existing valet-parking garage. The combined garage facility provides parking for approximately 1,200 vehicles. The office building, situated on an adjacent parcel of land (7,766 square feet), is a two-story reinforced concrete and brick structure with a flat roof. Constructed about 50 years ago, its interior has been modernized. The building is utilized as an administration facility, and totals an area of 14,020 square feet. With the exception of the self-parking garage, all of the facilities discussed are owned by the Partnership and are leased to New Claridge under the Operating Lease and the Expansion Operating Lease. The self-parking garage and the property on which it is located are owned by New Claridge.

Item 3.  LEGAL PROCEEDINGS

      On August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the Bankruptcy Code. In addition, on October 5, 1999, the Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Corporation continues to operate the business of the Claridge as a debtor-in-possession. See Item 1.Business - "Current Developments" for a further discussion of these proceedings.

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

      A wrongful death action was commenced by the estates of the two patrons who died in the July 1996 accident in the self-parking garage. New Claridge is fully insured and indemnified for any financial liability that may have resulted due to either an award to or a negotiated settlement with the plaintiffs in this action. Subsequent to year end 1999, a settlement agreement and release was signed among the parties settling all final outstanding claims. The settlement with respect to New Claridge was within its general liability insurance.

      During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's consolidated tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. The amount of this settlement is included in "Liabilities Subject to Compromise" on the Corporation's consolidated balance sheet. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements.

      The Corporation and its subsidiaries are not parties to any other material litigation other than ordinary routine litigation which is incidental to its business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"). Therefore, there is no established trading market for any class of shares of the Corporation. In October 1983, 562,500 shares of Class A Stock were sold to Oppenheimer Holdings, Inc., and certain officers and employees of Oppenheimer & Co., Inc., (placement agent for the Partnership and the Corporation) at their par value, $.001 per share, and 4,500,000 shares of Class A Stock were privately offered and sold at $1.2336306 per share. At the same time, 562,500 shares of Class B Stock were sold to Webb at their par value, $.001 per share. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock. On June 16, 1989, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and cancelled. As of March 2, 2000, there were approximately 494 holders of record of the Class A Stock. The Contingent Payment Rights (see Item
1. Business - "Contingent Payment") received by Releasing Investors may or may not be securities. The Corporation, the Partnership and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such action none of the Corporation, the Partnership or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights.

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

Item 6.           SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

                                               1999             1998            1997             1996              1995
                                               -----            ----            ----             ----              ----
                                                            (in thousands except per share data)
Income Statement Data

Net revenues                                $ 188,550          191,000          192,753          193,311          203,348

Income (loss) before
  reorganization items                      $     531           (9,415)          (5,979)         (15,389)          (1,908)

Reorganization items                        $ (38,721)             -0-              -0-              -0-              -0-

Net loss                                    $ (38,190)          (9,415)          (5,979)         (15,389)          (1,908)

Net loss per share                          $   (7.54)           (1.89)           (1.20)           (3.05)            (.38)

Balance Sheet Data at Year End

Total assets                                $ 102,522          131,776          150,380          164,163          189,074

Current assets                              $  28,232           18,403           37,096           31,753           55,542

Current liabilities                         $  17,280           42,088           41,234           39,027           40,420

Liabilities subject to compromise           $ 145,259              -0-              -0-              -0-              -0-

Long-term debt, net of
  current installments                      $       1           85,170           85,023           85,000           85,000


Stockholders' (deficiency) equity           $ (63,418)         (25,228)         (15,813)          (9,834)           5,555



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year ended December 31, 1999
----------------------------------------------------------

        The Corporation had a net loss of $38,190,000 for the year ended December 31, 1999, compared to a net loss of $9,415,000 for the year ended December 31, 1998. The net loss for 1999 includes a $37.6 million impairment loss resulting from the write down of the Expandable Wraparound Mortgage receivable.

        Total Claridge casino revenues during 1999 were $163,833,000, reflecting a 1.3% decrease from 1998 casino revenues of $166,010,000. Citywide casino revenues for 1999, as reported, increased 3.1% over 1998 citywide revenues. Total citywide casino square footage as of December 31, 1999 was 1,171,000, a 3.4% decrease from the available casino square footage as of December 31, 1998; this decrease was primarily due to the closing of the Trump World's Fair Casino in the fourth quarter of 1998. Trump had announced that this casino was closed in preparation for the construction of a new "mega-resort" on the property sometime in the future.

        New Claridge's table games drop (the amount of gaming chips purchased by patrons) for 1999 decreased 4.7% from the 1998 drop; however, due to a slight increase in the "hold" percentage (the percentage of win to drop), 1999 table games revenue of $42,274,000 was 3.4% lower than 1998 table games revenue of $43,762,000. Table games revenue for 1998 reflected a significant 11.5% increase over 1997 revenue. Citywide, table games drop and revenue for 1999, as reported, remained in line with 1998 levels.

        Slot machine revenues reported by New Claridge during 1999 were $121,559,000, reflecting a slight decline from 1998 slot machine revenues of $122,248,000. Citywide slot machine revenue, as reported, for 1999 increased 4.5% over 1998 revenues. The average number of slot machines available in 1999, both at the Claridge and citywide, remained consistent with 1998 levels.

        During the fourth quarter of 1998, in response to the acceleration of increasing bus coin incentives, New Claridge purposely reduced its bus program volumes in order to reduce the related costs; the number of bus passengers brought to the Claridge during the fourth quarter of 1998 was approximately 37% lower than in the same period of 1997. To offset the decrease in bus patrons, marketing programs such as double coin incentive bonuses and one-day gift giveaways were increased, to focus on increasing the drive-in segment of the business. This marketing strategy continued through the first half of 1999. During the second half of 1999, while the drive- in promotions continued, bus program volumes began to be increased, although coin incentives issued to bus patrons were in line with 1998 levels. During the second half of 1999, 369,000 patrons arrived at the Claridge by bus, and were issued an average of $18 in coin incentives per patron, in line with the second half of 1998 levels of 377,000 patrons, also at an average of $18 per patron. In total during 1999, 677,000 casino patrons arrived at the Claridge by bus, and were issued $12,038,000 of coin incentives, for an average of approximately $18 per patron. This compares to 842,000 bus patrons in 1998, with total coin incentives of $13,500,000, or an average of $16 per patron. In addition to the bus program, New Claridge offers promotional incentives to its customers through its direct marketing programs, based on their level of gaming activity. Promotional incentives issued through this program (which includes coin and gaming chips) totalled $11,845,000 in 1999, compared to $11,612,000 in 1998.

        Hotel revenues in 1999 totalled $10,745,000, an increase of 12.2% over 1998 hotel room revenues. This increase was due to a higher rooms occupancy rate (92% in 1999 compared to 89% in 1998), combined with a higher average room rate ($63 in 1999 compared to $59 in 1998). The higher rooms volume was reflected primarily in the tour group segment of the business. Food and beverage revenues during 1999 were $18,413,000, reflecting a 3.0% decrease from 1998 revenues of $18,989,000. This decrease was primarily due to the closing of New Claridge's buffet in late 1998 as part of the refocusing of marketing efforts to reduce bus program volumes. As a result, the total number of covers (meals served) declined to 953,000 in 1999, from 1,163,000 in 1998; however, the average price per cover increased to $12.92 in 1999, from $11.22 in 1998. During August 1999, New Claridge opened "Pronto", a self-service, fast food Italian eatery, to assist in servicing the increased customer volumes as the bus program volumes began to increase. Promotional allowances, which represent the value of goods and services provided free of charge to customers under various marketing programs, increased 7.3% in 1999, to $21,522,000, over 1998 levels. Other income for 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total costs and expenses for 1999 were $188,019,000, a 6.2% decrease from 1998 expenses of $200,415,000. This decrease was due, in part, to lower interest expense; as a result of the Corporation's filing under Chapter 11 of the Bankruptcy Code on August 16, 1999, interest expense on the Notes and the $3.6 million loan from the Partnership ceased to accrue as of that date. Casino operating expenses for 1999 were $100,576,000, slightly lower than 1998 expenses, primarily due to lower coin incentive expense, as previously discussed. Food and beverage expenses of $5,556,000 in 1999 were significantly lower than 1998 levels, primarily due to the closing of New Claridge's buffet in late 1998. Rent expense to the Partnership declined from 1998 levels, primarily due to higher abatements of rent in 1999 resulting from lower cash requirements of the Partnership for servicing the debt under the Expandable Wraparound Mortgage. General and administrative expenses of $26,211,000 in 1999 were 5.2% lower than 1998 expenses, primarily due to decreased legal fees, which in 1998 resulted from the self-parking garage arbitration proceedings.

        Reorganization expenses for 1999 includes professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $1,268,000, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing. In addition, as a result of the Corporation's and New Claridge's Chapter 11 filing, as well as the Partnership's Chapter 11 filing on October 5, 1999, the Expandable Wraparound Mortgage has become impaired. As a result, the Corporation recorded an adjustment in 1999 to write-down the balance of the Expandable Wraparound Mortgage, to an amount estimated to be the realizable value of the Hotel Assets. The total amount of this write-down was $37.6 million.

        For the year ended December 31, 1999, the Corporation did not record any income taxes. Since the Corporation was in a loss position, any resulting tax benefit would be offset by a corresponding increase in the valuation allowance.

Results of Operations for the Year Ended December 31, 1998

        The Corporation had a net loss of $9,415,000 for the year ended December 31, 1998, compared to a net loss of $5,979,000 for the year ended December 31, 1997.

        Total Claridge casino revenues during 1998 were $166,010,000, a slight increase over 1997 total casino revenues of $165,371,000. Citywide casino revenues, as reported, for the year ended December 31, 1998 increased 3.6% over 1997 revenues. As of December 31, 1998, the twelve existing casino facilities offered approximately 1,212,000 square feet of gaming space, a 3.3% increase over the casino square footage as of December 31, 1997 of approximately 1,173,000 square feet. This increase was primarily due to a casino expansion at Caesars, which added approximately 800 slot machines to its existing casino in the second quarter of 1998.

        New Claridge's table games revenue for 1998 was $43,762,000, reflecting an 11.5% increase over 1997 table games revenue of $39,256,000. Table games drop increased 16.1% in 1998 over the 1997 drop; however, the hold percentage declined, to 13.7% in 1998, from 14.2% in 1997. The increase in table games drop was attributable to ongoing efforts to increase that segment of New Claridge's casino business, through various marketing programs aimed at domestic Asian table games business, junket business, and player development programs. Citywide table games drop, as reported, decreased slightly in 1998 from 1997 levels; however, the citywide hold percentage increased to 15.8% (from 15.5% in 1997), resulting in an increase in citywide table games revenue of 1.9% in 1998 over the prior year.

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

        Citywide competition for attracting customers who arrive in Atlantic City by bus continued to accelerate in the second half of 1998, as companies struggled to increase revenues to support recently expanded properties, such as the opening of Caesars and the new bus center at Bally's Park Place Casino. As a result, coin incentives issued to bus customers increased. During the fourth quarter of 1998, New Claridge redirected its bus program to reduce the number of customers who arrive by bus, and, thereby, related costs. During 1998, 842,000 casino customers arrived at the Claridge by bus, and were issued $13,500,000 in coin incentives, for an average incentive per passenger of $16. This compares to the 955,000 bus customers who arrived at the Claridge in 1997 and were issued a total of $15,023,000 of coin incentives, also an average of $16 per passenger. Marketing efforts have been directed toward the mid-level slot customer through the use of direct promotions and advertising. Promotional incentives issued through New Claridge's direct marketing programs in 1998 totalled $11,612,000, compared to $11,366,000 in 1997.

        Hotel revenues in 1998 were $9,576,000, an increase of 1.3% over 1997 revenues of $9,456,000. Hotel occupancy in 1998 was 89%, slightly lower than the 91% occupancy in 1997; however, the average room rate in 1998 increased to $59, from $58 in 1997. Food and beverage revenues in 1998 were $18,989,000, reflecting a 3.2% decrease from prior year revenues of $19,609,000; this decrease was primarily due to a reduction in complimentary beverages served on the casino floor. Although food revenues in 1998 were in line with the prior year, the number of covers decreased to 1,163,000, from 1,364,000 in 1997, while the average price per cover increased to $11.22 in 1998 from $9.56 in 1997. The reduction in the number of covers was reflected primarily in the buffet; this outlet was temporarily closed in early 1998 for renovations, and was permanently closed at the end of November 1998 as part of the refocusing of marketing efforts away from the bus program. Promotional allowances increased 4.1 % in 1998 to $20,056,000, from $19,272,000 in 1997.

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

        In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, and certain transactions with PDS and the CRDA. In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

        As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the Indenture. Operating results for the first half of 1999, however, continued to lag behind prior year levels, which affected the Corporation's ability to continue to meet its obligation to pay interest on the Notes. As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes, and on August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code on October 5, 1999.

        Management of the Corporation believes that this filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of December 31, 1999, the Corporation had approximately $16.8 million of cash and cash equivalents, including approximately $9.9 million of "bankroll" used in casino operations. Management anticipates an increase in ongoing general and administrative expenses, primarily for professional fees, during the pendency of the bankruptcy proceeding. Through December 31, 1999, such expenses totalled approximately $1,268,000.

        The Corporation continues to operate the business, as set forth in the Bankruptcy Code, under the supervision of the Bankruptcy Court, as a debtor-in-possession. As debtor-in-possession, the Corporation is authorized to operate its business, but may not engage in transactions outside of the normal course of business without the approval of the Bankruptcy Court. Further, the Corporation is subject to operating within certain weekly cash budgets which have been approved by the Bankruptcy Court pursuant to certain orders authorizing the use of its cash. As of the petition date, actions to collect prepetition indebtedness are stayed, and other contractual obligations may not be enforced against the Corporation. In addition, the Corporation may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. As part of the "first day orders," the Bankruptcy Court approved the Corporation's payment of prepetition employee compensation, benefits and reimbursable employee expenses, as well as to continue to honor all existing employee benefit plans and policies. In addition, the Bankruptcy Court approved the payment of certain prepetition vendor claims, certain prepetition guest-related claims (such as outstanding direct mail coupons, progressive jackpots, and safekeeping deposits), and prepetition payroll, gaming and other taxes and fees.

        Under the Bankruptcy Code, the Corporation had an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court, which would have expired on December 14, 1999. In November 1999, the Corporation petitioned the Bankruptcy Court for, and was granted, an extension of this exclusivity period to February 14, 2000; a further extension was subsequently granted, extending the exclusivity period to May 14, 2000. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement (the "Plan") with the Bankruptcy Court.

        While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, the Plan proposes to reduce the Corporation's debt obligations to a level that it believes is consistent with the sustainable level of cash to be generated by the Claridge. At the same time, the Plan proposes to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. Any such restructuring of the financial obligations of the Claridge and of its ownership structure will be subject to the outcome of the Chapter 11 proceeding and, in particular, the approval of the holders of the requisite percentage of the outstanding Notes, as to which there can be no assurance.

        In summary, the Plan, as proposed jointly by the Corporation, New Claridge, and the Partnership, calls for the following to occur, subject to certain conditions contained in the Plan:

      (i)     the existing Class A Stock of the Corporation will be cancelled;

      (ii) the holders of the Notes will be entitled to receive a pro rata amount of new common stock in the reorganized Corporation ("New Common Stock"). As an alternative to receiving only the New Common Stock, the holders of the Notes may instead elect to receive new first mortgage notes ("New Notes"), in a principal amount up to the greater of $100,000 or 15% of the principal amount of their Notes. Such New Notes, which will be issued by the reorganized Corporation, will be guaranteed by New Claridge and secured by the Hotel Assets. The New Notes will be issued in maximum principal amount of $15 million, will have a term of 10 years and will bear interest at a rate of 8% per year. To the extent that holders of the Notes elect to receive New Notes, they will receive a reduced amount of New Common Stock; and

      (iii) the Partnership will transfer the Hotel Assets to New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage (see "Certain Agreements between the Corporation, New Claridge, and the Partnership"). All debts owed by New Claridge to the Partnership will be forgiven, and the Partnership will liquidate.

        On March 21, 2000, the Corporation filed an amendment to the Plan. This amendment provides for the holders of the existing Notes to receive, on a pro rata basis, (i) 100% of the equity of the reorganized Corporation, and (ii) debt not to exceed $15 million. The Bankruptcy Court will issue its opinion in mid-April regarding the adequacy of the Plan to be submitted to the creditors for a vote.

        At December 31, 1999, prior to the reclassification of liabilities subject to compromise resulting from the Chapter 11 filing on August 16, 1999, the Corporation would have had a working capital deficiency of $21,895,000, as compared to a working capital deficiency of $23,685,000 at December 31, 1998. The decrease in the working capital deficiency is principally attributable to an increase in cash and cash equivalents of $7,036,000, offset by an increase in accounts payable of $2,569,000, an increase in the interest payable on the Notes of $1,279,000 (all primarily resulting from the Corporation's Chapter 11 filing on August 16, 1999), as well as an increase in accrued payroll of $1,661,000. Interest on the Notes ceased to accrue as of August 16, 1999. As a result of the reclassification of certain items to liabilities subject to compromise, the Corporation had working capital of $10,952,000 at December 31, 1999.

        For the year ended December 31, 1999, cash provided by operating activities was $8,698,000, compared to cash used in operating activities of $16,735,000 for the year ended December 31, 1998. As a result of the Chapter 11 filing on August 16, 1999, the interest payment due on the Notes on August 2, 1999 was not made; therefore, interest payments in 1999 were approximately $5 million lower than in 1998. Cash provided by operating activities in 1999 was also improved by the deferral, on March 1, 1999, of $1.1 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, as well as the $2.3 million received as a result of the settlement of the garage arbitration proceedings. In addition, rental payments made to the Partnership in 1999 were approximately $14.3 million lower than during 1998, due to the decreased cash requirements of the Partnership for servicing the debt under the Expandable Wraparound Mortgage. (This decrease in rental payments to the Partnership was offset by a decrease in Expandable Wraparound Mortgage payments received from the Partnership, which are included in cash provided by investing activities.) Cash used in investment activities in 1999 was $1,249,000, compared to cash provided by investment activities for 1998 of $14,343,000. Cash provided by investment activities in 1998 was primarily from the receipt of Expandable Wraparound Mortgage principal payments of approximately $15.1 million, in addition to the approximately $1.8 million in proceeds received from PDS for the sale of certain slot machines under a sale lease-back arrangement, offset by new FF&E Loans made to the Partnership and the payment of CRDA obligations. During 1999, cash receipts from Expandable Wraparound Mortgage principal payments were $1.7 million. Cash used in financing activities in 1999 and 1998 of $413,000 and $234,000, respectively, represent payments of capital lease obligations for certain gaming equipment.

        For the year ended December 31, 1999, the Corporation's "Adjusted EBITDA" was $10,714,000, compared to $8,554,000 for the year ended December 31, 1998. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles. For the year ended December 31, 1999, the ratio of earnings (defined as pre-tax income
(loss) from continuing operations, adjusted to exclude fixed charges consisting of interest expense, interest capitalized, and such portion of rental expense as can be demonstrated to be representative of the interest factor) to fixed charges decreased to (1.58), from .52 in 1998, and compared to .71 in 1997. The deficiency of earnings to fixed charges in 1999, 1998 and 1997 was $38,133,000, $9,358,000, and $5,922,000, respectively. The reduction in this ratio in 1999 from 1998 was primarily due to the impairment loss on the Expandable Wraparound Mortgage. (See "Relationship with the Partnership" below.)

Relationship with the Partnership

        The current relationships and agreements between the Corporation, New Claridge and the Partnership, each of which would be terminated under the terms of the proposed Plan, are described in detail in Item 1. Business - "Certain Agreements between the Corporation, New Claridge and the Partnership".

        Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at December 31, 1999 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $84.8 million.

        As a result of the Corporation's and New Claridge's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, the Expandable Wraparound Mortgage has become impaired. Therefore, during the fourth quarter of 1999, the Corporation recorded an adjustment to write-down the balance of the Expandable Wraparound Mortgage receivable, to an amount estimated to be the realizable value of the Hotel Assets. The total amount of this write-down was $37.6 million.

Income Taxes

        No tax benefit was recorded for the years ended December 31 1999 and 1998, due to the increase in the valuation allowance provided, resulting from the uncertainty of realizing any tax benefit in future periods as a result of the current financial condition of the Corporation (see Item 1. Business - "Current Developments"). The components of income tax expense did not change significantly from the prior years except for the increase in the valuation allowance of $25,099,000 and $4,391,000, which was provided against deferred tax assets as of December 31, 1999 and 1998, respectively.

Year 2000

        The "year 2000" problem related to certain computer programs which were written using two digits rather than four to define the applicable year, which could have caused certain computer systems to recognize the year 2000 as the year 1900. In preparation for the beginning of the year 2000, the Corporation assessed its hardware, software, and other non-information technology ("IT") systems. The process for addressing potential problems, which commenced in 1995, included using internal staff to identify, correct, and test certain systems for year 2000 compliance, as well as the replacement of certain other software programs and hardware systems. In addition to addressing its internal systems, the Corporation contacted its significant vendors concerning their year 2000 readiness, and formulated contingency plans, in the event that certain vendors were not able to fulfill their obligations to the Corporation. Although non-essential, non-year 2000 IT projects may have been delayed, adequate resources were available to address essential non-year 2000 projects, such as regulatory requirements and marketing programs. As a result of these efforts, no disruption resulted from the beginning of the year 2000.

        The total cost of addressing the year 2000 issue is estimated to be $1.9 million, which includes approximately $64,000 for certain follow-up work during the first half of 2000. Approximately 65% of the total cost related to internal labor, while the remaining 35% related to the cost of supplies, equipment, software and hardware.

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

        In addition to the expansion of the Atlantic City gaming market (see
Item 1. Business - "Competition"), casino activity outside of Atlantic City could have an impact on the Corporation's future operating results. Although the expansion of legalized gaming throughout the United States in recent years has slowed somewhat, current operations in certain markets, most notably Indian gaming in Connecticut and slot machine facilities at the Delaware racetracks, have had, and may continue to have, an impact on the Atlantic City casino industry. In 1999, the three racetracks in Delaware which offer slot machines reported revenues of $412.5 million, an increase of 17.6% over 1998 revenues of $350.8 million. The Foxwoods Casino and the Mohegan Sun Resort in Connecticut reported total slot win of $1.225 billion in 1999, an increase of 9.9% over 1998 slot revenues of $1.115 million. In addition, although New York and Pennsylvania have not, to date, been successful in legalizing casino gaming, management believes that, should casino gaming be legalized in the future in those states, the effects on Atlantic City casinos and on the Claridge would depend on the form and scope of such gaming.

Item 7(a).QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        No effect.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-32 of this report.

Item 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THIS REGISTRANT

    Name                         Office                                   Age
    ----                         ------                                   ---
    James M. Montgomery          Chairman, Director                        60
    David W. Brenner             Director                                  64
    Shannon L. Bybee             Director                                  61
    A. Bruce Crawley             Director                                  54
    Ned P. DeWitt                Director                                  60
    Mark H. Sayers               Director                                  50
    Robert M. Renneisen          Director                                  53
    Frank A. Bellis, Jr.         Chief Executive Officer, Director         46
    Jean I. Abbott               Executive Vice President                  44
    Albert T. Britton            Executive Vice President                  43
    Glenn S. Lillie              Vice President                            51

Business Experience

         Mr. Montgomery has served as a member of the Board of Directors of the Corporation (the "Board") since March 1995, and as Chairman of the Board since November 1999. Since 1978, he has served as President of Houze, Shourds, and Montgomery, Inc., a management consulting firm located in Long Beach, California. Prior to 1978, Mr. Montgomery held various managerial positions with Rohr Industries, Inc. and Rockwell International.

        Mr. Brenner has served as a member of the Board since February 1991, and was Chairman of the Board from August 1993 to June 1998. He served as President of the Philadelphia Sports Congress from January 1987 through June 1994. Mr. Brenner served as Chairman of the Hospital and Higher Education Facilities Authority of Philadelphia from January 1986 to June 1992, as Director of Commerce of the City of Philadelphia from January 1984 to September 1986, and as Director of Finance from April 1991 through December 1991. He was with the accounting firm of Arthur Young & Company from 1957 to September 1983. He was managing partner of the Philadelphia office of Arthur Young from November 1969 until March 1980.

         Mr. Bybee has served as a member of the Board since July 1988. He currently is Associate Professor for Gaming Management, Law & Regulation, at University of Nevada Las Vegas. From July 1993 to August 1994, Mr. Bybee served as President and Chief Operating Officer for United Gaming, Inc. Mr. Bybee was the Corporation's Chairman of the Board from November 1988 to July 1993, and from August 1988 to October 1988. In June 1989, Mr. Bybee was appointed to serve as the Chief Executive Officer of the Corporation and New Claridge, a position he held through July 1993. From 1983 to 1987, he was Senior Vice President of Golden Nugget, Incorporated which operated the Golden Nugget Casino Hotel in Atlantic City. From 1981 to 1983, Mr. Bybee was President of GNAC Corporation, which operated the Golden Nugget Casino Hotel in Atlantic City.

        Mr. Crawley has served as a member of the Board since February 1995. He currently serves as President and Director of Public Relations and Marketing Services for Crawley, Haskins & Rodgers, a Philadelphia based public relations and advertising firm. Prior to establishing his own firm in May 1989, Mr. Crawley was employed at First Pennsylvania Bank and First Pennsylvania Corporation, where he served as Senior Vice President and Director of Public and Investor Relations. He also served, from 1976 to 1979, as Vice President and Director of Advertising for First Pennsylvania Bank and First Pennsylvania Corporation.

        Mr. DeWitt has served as a member of the Board since May 1995. From July 1997 to November 1999, Mr. DeWitt was Chairman and Chief Executive Officer of U'Race Corporation and a member of the Board of Directors of LBE Technologies, Incorporated, in Saratoga, California. Mr. DeWitt served as President, Chief Executive Officer of LBE Technologies, Incorporated from November 1994 to February 1997. From November 1993 to August 1994, he served as President of SEGA Enterprises, (USA) in Redwood City, California. Mr. DeWitt also served as President of the Entertainment Group of Madison Square Garden from July 1990 to August 1991, and as President of Source Service Corporation from December 1986 to April 1989. He also served, from 1973 through 1982, as President and Chief Executive Officer of Six Flags Corporation.

         Mr. Sayers has served as a member of the Board of Directors of the Corporation since February 1990. Mr. Sayers has served as Vice President of EMES Management Corporation, a real estate management and development company, of New York, New York, since February 1976.

        Mr. Renneisen has served as a member of the Board since June 1991, and presently serves as the President and Chief Executive Officer of the Miss America Organization. He served as President of the Corporation from June 1992 until November 1999, and as Chief Executive Officer of the Corporation and New Claridge from July 1993 until November 1999. He was Vice Chairman of New Claridge from June 1994 until June 1998. Mr. Renneisen was Executive Vice President of the Corporation from June 1991 to June 1992. He served as President of New Claridge from January 1991 to January 1996. He was Chief Operating Officer of New Claridge from January 1991 to July 1993. Mr. Renneisen was Executive Vice President of New Claridge, responsible for marketing and later casino operations, from February 1988 to January 1991. Prior to joining New Claridge, Mr. Renneisen served from January 1987 to December 1987 as Vice President of Marketing of Treasure Island Hotel and Casino in St. Maarten. From June 1986 to May 1987, he served a President of Renneisen, Kincade & Associates, Inc. of Las Vegas, Nevada, marketing consulting firm. He was Senior Vice President of Marketing of the Tropicana Hotel and Casino in Atlantic City from May 1982 to August 1984.

        Mr. Bellis has served as Chief Executive Officer and Director of the Corporation since November 1999. He has served as Senior Vice President, General Counsel and Secretary to the Corporation from February 1994 until November 1999. He also has served as Senior Vice President and General Counsel of New Claridge since February 1994, as Vice President and General Counsel of New Claridge from September 1992 to February 1994, and as Secretary of New Claridge since August 1993. Previously, from May 1985 to August 1992, Mr. Bellis was Corporate Counsel and Secretary to Inductotherm Industries, Inc., Rancocas, New Jersey. During 1984 and 1985, Mr. Bellis was Associate General Counsel for New Claridge. Prior to joining New Claridge, he was a Deputy Attorney General in the New Jersey Division of Criminal Justice in the State Attorney General's office.

        Ms. Abbott has served as Executive Vice President of the Corporation since June 1996, and as Executive Vice President of Finance and Corporate Development of New Claridge since September 1997. Ms. Abbott has served as Secretary to the Corporation since November 1999. From September 1996 to August 1997, she served as Executive Vice President of Operations, and from July 1995 to August 1996, she was Executive Vice President of Marketing and Casino Operations. Ms. Abbott served as a member of the Board from August 1989 to June 1994, and served as a consultant to the Corporation until March 26, 1994, at which time she became a Vice President of New Claridge. From October 1992 to July 1993, Ms. Abbott was Finance Director for the United Way of Atlantic County. She was Assistant Professor at Stockton State College from September 1989 to June 1991. She served as Senior Vice President, Treasurer of the Corporation and Senior Vice President, Controller of New Claridge from May 1987 to September 1989. She was Vice President, Controller of New Claridge from October 1985 to May 1987 and she was Director of Finance of New Claridge from April 1984 to October 1985. From October 1980 through April 1984, Ms. Abbott held various executive positions with New

Claridge and its corporate predecessor.

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

Item 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

        The following summary compensation table sets forth the aggregate compensation paid or accrued by New Claridge for services rendered during the years ended December 31, 1999, 1998 and 1997 to the Chief Executive Officer and the four most highly compensated executive offices of New Claridge.

                                           Annual Compensation
                                      ----------------------------         Other Annual             Other
Name and Position                  Year        Salary        Bonus        Compensation (1)     Compensation (2)
-----------------                  ----        ------        -----        ----------------     ----------------

Frank A. Bellis, Jr.               1999       $170,384       $ -0-              $2,000             $    -0-
Chief Executive Officer            1998        151,634         -0-               1,466                  -0-
 of New Claridge                   1997        131,306         -0-                 -0-                  -0-

Robert M. Renneisen                1999        297,676         -0-               2,000               27,406
Former Chief Executive             1998        330,000         -0-                 923              217,881
 Officer of New Claridge           1997        330,865         -0-                 -0-               52,251

Albert T. Britton                  1999        205,000         -0-               2,000                8,557
President/Chief Operating          1998        205,000         -0-               1,284               53,816
 Officer of New Claridge           1997        205,306         -0-                 -0-               20,262

Jean I. Abbott                     1999        175,000         -0-               2,000                5,851
Executive Vice President           1998        171,469         -0-               1,491               39,051
 of Finance/Corporate              1997        163,066         -0-                 -0-               24,673
 Development of New
 Claridge

Howard J. Klein                    1999        160,500         -0-               1,327                  -0-
Senior Vice President of           1998        160,500         -0-                 -0-                  -0-
 Marketing of New Claridge         1997        162,607         -0-                 -0-                  -0-

Roy A. Young                       1999        160,000         -0-               1,577                  -0-
Senior Vice President of           1998        134,738         -0-                 -0-                  -0-
 Hotel Operations of New           1997          -0-           -0-                 -0-                  -0-
 Claridge (3)


(1) Amounts reported in this column were paid pursuant to the Retirement Savings Plan of New Claridge.

(2) Amounts reported in this column represent amounts accrued with respect to the Corporation's future liability pursuant to the Corporation's Supplemental Executive Retirement Plan.

(3)  Roy A. Young became an employee of New Claridge effective February 1998.

Employment Agreements

           New Claridge is a party to employment agreements with its executive officers, effective November 10, 1998. The agreements are for a term ending on December 31, 2000 and may be extended upon specific action of the Board. In the event that any of the executive officers are terminated without cause (as defined in the employment agreements), the executive officer is entitled to receive a termination payment in an amount equal to 125% of his or her current base annual salary.

         The base annual salaries under the agreements will be as follows, effective April 3, 2000: Frank A. Bellis, Chief Executive Officer, $275,000; Albert T. Britton, President/Chief Operating Officer, $220,000; Jean I. Abbott, Executive Vice President of Finance and Corporate Development, $185,000; John R. Ceresani, Vice President of Human Resources and Security, $120,000; Howard J. Klein, Senior Vice President of Marketing, $160,500; Glenn S. Lillie, Vice President of Marketing Communications, $128,000; Arthur M. Lucchesi, Vice President of Information Technology, $130,000; Laura L. Palazzo, Vice President
- Controller, $120,000; and Roy A. Young, Senior Vice President of Hotel Operations, $170,000.

           Additionally, in the event of a change of control (as defined in the employment agreements) of the Corporation and the subsequent termination of the executive officer's employment consistent with the terms of the employment agreement, the employment agreements provide for severance amounts equal to three times the average of the executive officer's total compensation for the preceding five years.

           Mr. Renneisen terminated his employment with New Claridge on November 3, 1999. New Claridge agreed to honor Mr. Renneisen's employment agreement in regards to his termination payment in the amount of 125% of his base annual salary. In addition, in consideration for agreeing to the "non-compete" clause included in his employment agreement, Mr. Renneisen will receive additional compensation in the amount of 25% of his base annual salary. As a result of the Chapter 11 proceeding, Mr. Renneisen has an administrative claim against the Corporation and New Claridge, which is expected to be paid upon confirmation of the Plan. Mr. Renneisen continues to serve as a member of the Board.

Compensation Plans

           a. Senior Officer Medical Plan. New Claridge maintains a senior officer medical plan, under which eligibility is limited to officers and certain employees of New Claridge. The plan covers medical expenses of the participant (up to a maximum of $7,500 per year) not paid by New Claridge's medical reimbursement plan, which is available to all employees not covered by collective bargaining agreements.

           b. Retirement Savings Plan. New Claridge employees participate in a profit-sharing plan named the "Retirement Savings Plan." This plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Retirement Savings Plan, for up to the first 5% of an employee's salary, which is contributed at the direction of the employee from amounts he or she would otherwise have received as current compensation, New Claridge contributed an amount equal to 25% of the employee's contribution in 1999. Employees could contribute a maximum of 20% of their base salary, but not in excess of $10,000 in 1999. An employee's account may be paid out, at the employee's election, in one cash payment or in installment payments over a ten-year period.

           c. Long-Term Management Incentive Plan. In February 1992, the Corporation's Board of Directors adopted a Long-Term Incentive Plan (the "Incentive Plan") in which certain key employees of the Corporation and/or New Claridge participate. The Incentive Plan provided for the grant of the 273,938 shares of the Corporation's Class A stock, which were held as treasury shares of the Corporation, and for the issuance of 100 Equity Units. The aggregate value of the 100 Equity Units is equal to 5.41 percent of certain amounts as further defined in the Incentive Plan. Specified portions of the awarded treasury shares and Equity Units held by participants vest upon the attainment of specific goals as described in the Incentive Plan. The treasury shares and Equity Units fully vest upon a further restructuring or a change in control as defined in the Incentive Plan.

Payment with respect to the Equity Units will only be made (a) upon the occurrence of a transaction in which substantially all of the assets and business operations of the Claridge entities are transferred to one or more entities in a merger, sale of assets or other acquisition-type transaction, (b) upon termination of employment of any participant in the Incentive Plan within one year after any change in control of the Corporation occurs, as defined in the Incentive Plan, or (c) if the Corporation pays dividends to its stockholders, if the Partnership makes distributions to its partners, or if the Corporation or the Partnership makes certain distributions under the Restructuring Agreement. On April 15, 1992, the Commission approved the Incentive Plan and the treasury shares were delivered to the participants. Upon the issuance of the Notes and the repayment in full of the Corporation's outstanding debt under the Loan Agreement, 25% of the shares and Equity Units awarded under the Incentive Plan vested. A participant is entitled to vote all awarded treasury shares whether or not vested in such shares.

           On June 5, 1995, the Corporation's Board of Directors amended the Incentive Plan by creating 100 Additional Equity Units to be issued to certain key employees and 100 Director Equity Units to be issued to the individual members of the Board of Directors (the "Directors"). The aggregate value of the Additional Equity Units is 5.59 percent and the aggregate value of the Director Equity Units is 4 percent of certain amounts as further defined in the Incentive Plan. Vesting of the Additional Equity Units occurs if a Transaction results in the Claimholders of the Claridge receiving cash or marketable securities having a certain value all as further defined and described in the Incentive Plan. Vesting of the Director Equity Units occurs according to a vesting schedule stated in the Incentive Plan and also is tied to the occurrence of a Transaction having a certain value. The Incentive Plan was further amended, on November 10, 1998, to modify the terms by which the Additional Equity Units and Director Equity Units will vest. The modification adjusts the value that must be received by the Claimholders of the Claridge resulting from the occurrence of a Transaction, all as further defined and described in the Incentive Plan.

           Under the proposed Plan, the Incentive Plan would be terminated, and any benefits which had previously vested to the participants would have no value.

           d. Supplemental Executive Retirement Plan. In February 1995, New Claridge adopted a Supplemental Executive Retirement Plan (the "SERP"), to provide extra and additional retirement income security benefits to certain key management employees as an inducement for outstanding future services. The SERP is an unfunded supplemental retirement plan. Participants under the SERP are entitled to annual payments for a period of fifteen years, commencing on the later of the participant's termination from service with New Claridge or his or her early retirement date (as defined in the SERP), in an amount equal to the unit value assigned to that participant times the number of full years of service of the participant, after January 1, 1994 for Robert M. Renneisen and Albert T. Britton, and after January 1, 1996 for Jean I. Abbott. The SERP provides for commencement of payments on an earlier date in the event of the disability of the participant, or death of the participant (in which case payments would be made to a survivor). In addition, the SERP provides for forfeiture of benefits if a participant fails to comply with the noncompetition or nondisclosure provisions set forth in his or her employment agreement with New Claridge, or assumes a position within the gaming industry in Atlantic City, voluntarily terminates his or her employment before the completion of five years of service, or is terminated for cause (as defined in the SERP). The SERP also provides for immediate payment of benefits in the event of a change of control (as defined in the SERP) of New Claridge.

           Effective November 11, 1998, additional accumulation of SERP benefits ceased. Participants remain entitled to only those SERP benefits which had accrued to that date. The participants in the SERP, the value of their units and their early retirement ages are set forth below:

                                           Unit         Units         Early
     Name of Participant        Age        Value     Accumulated   Retirement
     -------------------        ---        -----     -----------   ----------

     Robert M. Renneisen        53       $10,000         5            55
     Albert T. Britton          43         6,000         5            55
     Jean I. Abbott             44         6,000         3            55

           The participants in the SERP have an unsecured claim against New Claridge for the present value of the future payments which were payable as of August 16, 1999.

Compensation of Directors

           Directors who are not employees of the Corporation or New Claridge receive an annual retainer of $20,000 and a fee of $1,200 for attendance at each meeting of the Board and for attendance at each meeting of a committee of the Board. The Chairman of the Board receives an annual retainer of $100,000. There are currently four committees of the Board: the Audit Committee, the Human Resources and Compensation Committee, the Finance Committee, and the Governance Committee. The chairman of each committee receives an annual retainer of $1,500 to serve in that capacity. In addition to the above stated retainer and meeting attendance fees, each member of the Board is compensated for additional work performed at a rate of $2,000 per day, as well as for time spent for extraordinary travel related to the bankruptcy and reorganization at a rate of $1,200 per day. During 1999, the firm of Crawley, Haskins and Rodgers, of which
A. Bruce Crawley is President and Director of Public Relations and Marketing, was paid $8,139 for public relations and marketing research services provided to New Claridge.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee are A. Bruce Crawley, Chairman, James M. Montgomery, and Mark H. Sayers. There is no insider participation on the Compensation Committee, and there is no interlock between any Compensation Committee member or executive officer of the Corporation or New Claridge, on the one hand, and the compensation committees of other companies on the other hand.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1999, there were no beneficial owners of more than 5% of the Corporation's Class A Stock.

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

                   10(bt) Amended Employment Agreement between Robert M. Renneisen and The Claridge at Park Place, Incorporated effective November 10, 1998. Incorporated by reference to Exhibit 10(bt) to Form 10-K for the year ended December 31, 1998.

                   10(bu) Amended Employment Agreement between Albert T. Britton and The Claridge at Park Place, Incorporated effective November 10, 1998. Incorporated by reference to Exhibit 10(bu) to Form 10-K for the year ended December 31, 1998.

                   10(bv) Amended Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated effective November 10, 1998. Incorporated by reference to Exhibit 10(bv) to Form 10-K for the year ended December 31, 1998.

                   10(bw) Amended Employment Agreement between Frank A. Bellis, Jr. and The Claridge at Park Place, Incorporated effective November 10, 1998. Incorporated by reference to Exhibit 10(bw) to Form 10-K for the year ended December 31, 1998.

                   10(bx) Amended Employment Agreement between Glenn Lillie and The Claridge at Park Place, Incorporated effective November 10, 1998. Incorporated by reference to Exhibit 10(bx) to Form 10-K for the year ended December 31, 1998.

                   10(by) Sixth Amendment to Operating Lease Agreement and Fifth Amendment to Expansion Operating Lease Agreement between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998. Incorporated by reference to Exhibit 10(by) to Form 10-K for the year ended December 31, 1998.

                   10(bz) Amendment to Restructuring Agreement between The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998. Incorporated by reference to Exhibit 10(bz) to Form 10-K for the year ended December 31, 1998.

                   10(ca) Amendment to Wraparound Mortgage Agreement and Note between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P. effective September 30, 1998. Incorporated by reference to Exhibit 10(ca) to Form 10-K for the year ended December 31, 1998.

                   10(cb) Amendment to Exhibit A to the Long-Term Management Incentive Plan of The Claridge Hotel and Casino Corporation effective November 10, 1998. Incorporated by reference to Exhibit 10(cb) to Form 10-K for the year ended December 31, 1998.

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

                      CLARIDGE HOTEL AND CASINO CORPORATION


Dated:  March 29, 2000        By:/s/ FRANK A. BELLIS, JR.           By:/s/ JEAN I. ABBOTT
----------------------        ---------------------------           ---------------------
                                 Frank A. Bellis, Jr.                   Jean I. Abbott
                                 Chief Executive Officer                Chief Financial Officer and
                                                                        Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                    Capacity                                        Date
         ---------                    --------                                        ----

 /s/ JAMES M. MONTGOMERY              Chairman, Director                          March 29, 2000
------------------------
James M. Montgomery

 /s/ DAVID W. BRENNER                 Director                                    March 29, 2000
---------------------
David W. Brenner

/s/ SHANNON L. BYBEE                  Director                                    March 29, 2000
--------------------
Shannon L. Bybee

 /s/ A. BRUCE CRAWLEY                 Director                                    March 29, 2000
---------------------
A. Bruce Crawley

/s/ NED P. DEWITT                     Director                                    March 29, 2000
-----------------
Ned P. DeWitt

 /s/ MARK H. SAYERS                   Director                                    March 29, 2000
-------------------
Mark H. Sayers

 /s/ ROBERT M. RENNEISEN              Director                                    March 29, 2000
------------------------
Robert M. Renneisen

/s/ FRANK A. BELLIS, JR.              Chief Executive Officer, Director           March 29, 2000
------------------------
Frank A. Bellis

 /s/ JEAN I ABBOTT                    Executive Vice President                    March 29, 2000
------------------                    (Chief Financial Officer/
Jean I. Abbott                        Treasurer/Principal
                                      Accounting Officer)


           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE





                                                                        Page
                                                                    Reference In
                                                                      Report on
                                                                      Form 10-K


Independent Auditors' Report.........................................    F-2

Consolidated Balance Sheets at December 31, 1999 and 1998............    F-3

Consolidated Statements of Operations and Accumulated Deficit
  for the Years Ended December 31, 1999, 1998 and 1997...............    F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997...................................    F-5

Notes to Consolidated Financial Statements...........................    F-7

Financial Statement Schedule II - Valuation and Qualifying Accounts..   F-32


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Claridge Hotel and Casino Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Corporation has suffered recurring losses and has experienced diminishing liquidity as a result of a deterioration in its cash flow and limited availability of working capital sources, and in August 1999, commenced a voluntary proceeding under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.



                                                           KPMG LLP
Short Hills, New Jersey
March 3, 2000

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                             (dollars in thousands)

                                                                             1999         1998
                                                                          ---------    ---------
Assets
Current Assets:
     Cash and cash equivalents                                            $  16,834        9,798
     Receivables, net (including $6,269 and $3,111 in 1999
       and 1998, respectively, due from Partnership) (note 4)                 7,977        5,561
     Inventories                                                                332          309
     Prepaid expenses and other current assets                                3,089        2,735
                                                                          ---------    ---------
         Total current assets                                                28,232       18,403
                                                                          ---------    ---------

Property and equipment (notes 5 and 10)                                      42,041       41,785
Less accumulated depreciation and amortization                              (13,699)     (12,408)
                                                                          ---------    ---------
         Net property and equipment                                          28,342       29,377
                                                                          ---------    ---------

Long-term receivables due from Partnership (note 4)                          41,831       79,593
Deferred charges at cost, less accumulated amortization                       1,076        1,510
Other assets (note 6)                                                         3,041        2,893
                                                                          ---------    ---------
                                                                          $ 102,522      131,776
                                                                          =========    =========
Liabilities and Stockholders' Deficiency
----------------------------------------
Current Liabilities Not Subject to Compromise:
     Current maturities of long-term debt (note 9)                        $     125          351
     Accounts payable                                                         2,902        3,535
     Loan from the Partnership (notes 7 and 9)                                  -0-        3,600
     Other current liabilities (note 8)                                      14,253       34,602
                                                                          ---------    ---------
         Total current liabilities not subject to compromise                 17,280       42,088
                                                                          ---------    ---------

Liabilities Subject to Compromise (note 9)                                  145,259          -0-

Long-term debt (notes 9 and 10)                                                   1       85,170
Deferred rent due to Partnership (notes 9 and 14)                               -0-        5,827
Deferred income taxes (note 13)                                               2,046        2,579
Other noncurrent liabilities (notes 9 and 11)                                 1,354       21,340

Commitments and contingent liabilities (notes 14 and 16)

Stockholders' deficiency (notes 17 and 18):
     Common stock
       Class A, par value $.001, authorized and issued 5,062,500 shares           5            5
     Additional paid-in capital                                               5,048        5,048
     Accumulated deficit                                                    (68,471)     (30,281)
                                                                          ---------    ---------
         Total stockholders' deficiency                                     (63,418)     (25,228)
                                                                          ---------    ---------

                                                                          $ 102,522      131,776
                                                                          =========    =========


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
         Consolidated Statements of Operations and Accumulated Deficit
              For the Years Ended December 31, 1999, 1998 and 1997
                      (in thousands except per share data)

                                                                     1999         1998         1997
                                                                  ---------    ---------    ---------
Revenue:
     Casino                                                       $ 163,833      166,010      165,371
     Hotel                                                           10,745        9,576        9,456
     Food and beverage                                               18,413       18,989       19,609
     Interest from the Partnership                                   11,632       12,039       14,230
     Interest, other                                                    360          757          439
     Other                                                            5,089        3,685        2,920
                                                                  ---------    ---------    ---------
                                                                    210,072      211,056      212,025
     Less promotional allowances (note 12)                           21,522       20,056       19,272
                                                                  ---------    ---------    ---------
         Net revenues                                               188,550      191,000      192,753
                                                                  ---------    ---------    ---------

Costs and expenses:
     Casino                                                         100,576      102,150       96,760
     Hotel                                                            2,897        2,470        2,570
     Food and beverage                                                5,556        7,948        9,811
     Other                                                            2,782        2,689        2,617
     Rent expense to the Partnership (note 14)                       24,028       26,374       30,554
     Rent expense, other (note 13)                                    1,189        1,253        1,283
     General and administrative                                      26,211       27,662       27,157
     Gaming taxes                                                    13,024       13,194       13,215
     Reinvestment obligation expenses (note 6)                        2,127        2,474          684
     Provision for uncollectible accounts                             1,043        1,128          218
     Depreciation and amortization                                    1,819        2,554        3,296
     Interest expense (contractual interest of $10,936 in 1999)       6,767       10,519       10,567
                                                                  ---------    ---------    ---------
         Total costs and expenses                                   188,019      200,415      198,732
                                                                  ---------    ---------    ---------

Income (loss) before reorganization items                               531       (9,415)      (5,979)
Reorganization items:
     Professional fees                                               (1,268)         -0-          -0-
     Interest earned from accumulated cash resulting
         from Chapter 11 proceeding                                     142          -0-          -0-
     Provision for impairment loss (note 4)                         (37,595)         -0-          -0-
                                                                  ---------    ---------    ---------
                                                                    (38,721)         -0-          -0-
                                                                  ---------    ---------    ---------
Net loss                                                            (38,190)      (9,415)      (5,979)
                                                                  ---------    ---------    ---------

Accumulated deficit at beginning of year                            (30,281)     (20,866)     (14,887)
                                                                  ---------    ---------    ---------

Accumulated deficit at end of year                                $ (68,471)     (30,281)     (20,866)
                                                                  =========    =========    =========

Net loss per share - basic and diluted (note 3(i))                $   (7.54)       (1.89)       (1.20)
                                                                  =========    =========    =========


           See accompanying notes to consolidated financial statements

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)




                                                                 1999        1998        1997
                                                               --------    --------    --------

Cash flows from operating activities:
     Net loss                                                  $(38,190)     (9,415)     (5,979)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                             1,819       2,554       3,296
        Deferred rent to the Partnership                          1,242     (10,679)    (11,504)
        Deferred interest receivable and
          discount from the Partnership                          (2,314)     (2,014)     (1,752)
        Reinvestment obligation expenses                          2,127       2,474         684
        Loss on disposal of assets                                  -0-         133          30
        Deferred gain on disposal of assets                        (159)       (132)        -0-
        Deferred income taxes - noncurrent                          -0-          (1)         (1)
        Reorganization items                                      1,126         -0-         -0-
        Change in assets and liabilities:
         Increase in receivables, net, excluding
           current portion of long-term receivables              (1,293)       (663)       (228)
         (Increase) decrease in inventories                         (23)        (39)          8
         (Increase) decrease in prepaid expenses and
           other current assets                                    (354)        200         264
         Increase in accounts payable                             2,569         333         205
         Increase in other current liabilities                    4,883         209       1,963
         (Decrease) increase in other noncurrent liabilities        (17)        305       1,471
                                                               --------    --------    --------

             Net cash used in operating activities before
                reorganization items                            (28,584)    (16,735)    (11,543)

     Reorganization items:
         Professional fees paid                                    (455)        -0-         -0-
         Interest earned on accumulated cash resulting from
           Chapter 11 proceeding                                    142         -0-         -0-
         Impairment loss                                         37,595         -0-         -0-
                                                               --------    --------    --------

             Net cash provided by (used in) operating
                activities                                        8,698     (16,735)    (11,543)
                                                               --------    --------    --------

                                  (continued)

           See accompanying notes to consolidated financial statements

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                Consolidated Statements of Cash Flows (Cont'd.)
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)




                                                              1999        1998        1997
                                                            --------    --------    --------

Cash flows from investment activities:
     Increase in deferred charges                           $    (93)        (48)         (7)
     Additions to property and equipment, net                   (239)       (228)       (136)
     Additions to other assets                                (2,276)     (1,662)     (1,905)
     Proceeds from disposition of property                       -0-       1,826         587
     Increase in long-term receivables                          (309)       (660)       (208)
     Receipt of long-term receivables                          1,668      15,115      17,120
                                                            --------    --------    --------

         Net cash (used in) provided by
           investment activities                              (1,249)     14,343      15,451
                                                            --------    --------    --------

Cash flows from financing activities -
     Payment of long-term debt                                  (413)       (234)        (16)
                                                            --------    --------    --------


         Increase (decrease) in cash and cash equivalents      7,036      (2,626)      3,892

Cash and cash equivalents at beginning of year                 9,798      12,424       8,532
                                                            --------    --------    --------

Cash and cash equivalents at end of year                    $ 16,834       9,798      12,424
                                                            ========    ========    ========


Supplemental cash flow disclosures:
     Interest paid                                          $  5,218      10,087      10,135
                                                            ========    ========    ========

     Income taxes paid                                      $    -0-         -0-         -0-
                                                            ========    ========    ========

Non-cash financing and investing activities:
     Capital lease obligation incurred to acquire
         Casino Assets                                      $     18         693          78
                                                            ========    ========    ========




          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                   Notes to Consolidated Financial Statements

1.      THE CORPORATION

        The Claridge Hotel and Casino Corporation (the "Corporation"), was formed on August 26, 1983 to hold all of the shares of capital stock of The Claridge at Park Place, Incorporated ("New Claridge"), which was formed on August 29, 1983. On October 31, 1983, New Claridge acquired certain assets of The Claridge Hotel and Casino (the "Claridge"), including gaming equipment (the "Casino Assets"), from Del E. Webb New Jersey, Inc. ("DEWNJ"), a wholly- owned subsidiary of Del Webb Corporation ("Webb"); leased certain other of the Claridge's assets, including the buildings, parking facility and non-gaming, depreciable, tangible property of the Claridge (the "Hotel Assets"), from Atlantic City Boardwalk Associates, L.P. (the "Partnership"); subleased the land on which the Claridge is located from the Partnership; assumed certain liabilities related to the acquired assets; and undertook to carry on the business of the Claridge Casino Hotel, a facility operating in Atlantic City, New Jersey.

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

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non- recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any lien which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. (See Note 10, "Long-Term Debt".)

        The net proceeds of the Notes, totalling $82.2 million net of fees and expenses, were used as follows: (i) to repay in full on January 31, 1994, the Corporation's outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand New Claridge's casino capacity by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995, and construct on that property a self-parking garage, which opened in mid-1996; and (iv) to acquire the Contingent Payment option in 1996 (see Note 11, "Other Noncurrent Liabilities").

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

2.      SIGNIFICANT EVENTS

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

        In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, and certain financial transactions with PDS Financial Corporation ("PDS") and the Casino Reinvestment Development Authority ("CRDA"). In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

        As a result of these transactions, on March 2, 1999, New Claridge was able to pay the interest due on the Notes on February 1, 1999, under the 30-day grace period allowed in accordance with the terms of the indenture governing the Notes (the "Indenture"). Operating results for the first half of 1999, however, continued to lag behind prior year levels, which affected the Corporation's ability to continue to meet its obligation to pay interest on the Notes. As a result, the Corporation did not pay the interest due August 2, 1999 on the Notes, and on August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code on October 5, 1999.

        Management of the Corporation believes that this filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of December 31, 1999, the Corporation had approximately $16.8 million of cash and cash equivalents, including approximately $9.9 million of "bankroll" used in casino operations. Management anticipates an increase in ongoing general and administrative expenses, primarily for professional fees, during the pendency of the bankruptcy proceeding. Through December 31, 1999, such expenses totalled approximately $1,268,000.

        The Corporation continues to operate the business, as set forth in the Bankruptcy Code, under the supervision of the Bankruptcy Court, as a debtor-in-possession. As debtor-in-possession, the Corporation is authorized to operate its business, but may not engage in transactions outside of the normal course of business without the approval of the Bankruptcy Court. Further, the Corporation is subject to operating within certain weekly cash budgets which have been approved

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

2.      SIGNIFICANT EVENTS (continued)

        by the Bankruptcy Court pursuant to certain orders authorizing the use of its cash. As of the petition date, actions to collect prepetition indebtedness are stayed, and other contractual obligations may not be enforced against the Corporation. In addition, the Corporation may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. As part of the "first day orders," the Bankruptcy Court approved the Corporation's payment of prepetition employee compensation, benefits and reimbursable employee expenses, as well as to continue to honor all existing employee benefit plans and policies. In addition, the Bankruptcy Court approved the payment of certain prepetition vendor claims, certain prepetition guest-related claims (such as outstanding direct mail coupons, progressive jackpots, and safekeeping deposits), and prepetition payroll, gaming and other taxes and fees.

        Under the Bankruptcy Code, the Corporation had an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court, which would have expired on December 14, 1999. In November 1999, the Corporation petitioned the Bankruptcy Court for, and was granted, an extension of this exclusivity period to February 14, 2000; a further extension was subsequently granted, extending the exclusivity period to May 14, 2000. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement (the "Plan") with the Bankruptcy Court.

        While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, the Plan proposes to reduce the Corporation's debt obligations to a level that it believes is consistent with the sustainable level of cash to be generated by the Claridge. At the same time, the Plan proposes to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. Any such restructuring of the financial obligations of the Claridge and of its ownership structure will be subject to the outcome of the Chapter 11 proceeding and, in particular, the approval of the holders of the requisite percentage of the outstanding Notes, as to which there can be no assurance.

        In summary, the Plan, as proposed jointly by the Corporation, New Claridge, and the Partnership, calls for the following to occur, subject to certain conditions contained in the Plan:

               (i) the existing Class A Stock of the Corporation will be cancelled;

               (ii) the holders of the Notes will be entitled to receive a pro rata amount of new common stock in the reorganized Corporation ("New Common Stock"). As an alternative to receiving only the New Common Stock, the holders of the Notes may instead elect to receive new first mortgage notes ("New Notes"), in a principal amount up to the greater of $100,000 or 15% of the principal amount

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

2.      SIGNIFICANT EVENTS (continued)

                           of their Notes. Such New Notes, which will be issued by the reorganized Corporation, will be guaranteed by New Claridge and secured by the Hotel Assets. The New Notes will be issued in maximum principal amount of $15 million, will have a term of 10 years and will bear interest at a rate of 8% per year. To the extent that holders of the Notes elect to receive New Notes, they will receive a reduced amount of New Common Stock (see Note 19, "Subsequent Events" for a discussion of the amendment to the Plan which was submitted to the Bankruptcy Court on March 21, 2000); and

               (i) the Partnership will transfer the Hotel Assets to New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage (see "Certain Agreements between the Corporation, New Claridge, and the Partnership"). All debts owed by New Claridge to the Partnership will be forgiven, and the Partnership will liquidate.

        The Corporation had previously announced that it had entered into a letter of intent with Schottenstein Realty Corporation ("Schottenstein") regarding an investment in the Claridge in connection with any such restructuring. The letter of intent contemplated a $10 million investment by Schottenstein in the Claridge in exchange for a substantial equity interest in a new entity that would own all of the assets used by the Claridge, (including the assets currently owned by the Partnership), except for the casino assets. The letter of intent contemplated that this new entity would exchange new notes and equity in the entity for the currently outstanding Notes. The new notes would have a substantially smaller principal amount than the existing Notes, together with a lower interest rate and a later maturity date. The letter of intent also called for providing a limited amount of equity in the new entity to the Partnership and for setting aside a portion of the equity in the new entity as incentive compensation for the management of the Claridge. The above described terms of the letter of intent were not binding on the Corporation or Schottenstein until reflected in a definitive agreement, and, in any case, were subject to negotiation and approval by holders of the Notes and the Partnership and to approval by the Bankruptcy Court. On November 10, 1999, the Corporation announced that it would no longer pursue the relationship contemplated by this letter of intent. The Board of Directors of the Corporation, after careful consideration, determined that it would be in the best interest of its creditors to file a separate and independent "stand alone" plan of reorganization. However, management of the Corporation will continue to consider alternate strategic initiatives.

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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        e)     Inventories

               Inventories are stated at the lower of cost or market, cost being determined principally on a first-in, first-out basis.

        f)     Property and Equipment

               Property and equipment are recorded at cost, and are depreciated using the straight-line method over the following estimated useful lives:

                         Buildings and improvements             39 years
                         Gaming equipment                        5 years
                         Computers and related equipment         5 years
                         Other equipment                         7 years

               Interest costs related to the construction of the garage facility were capitalized in 1996, and are being amortized over the estimated useful life of the garage.

        g)     Deferred Charges

               Deferred charges primarily relate to the January 31, 1994 issuance of the Notes. These charges, which totaled approximately $3.7 million, are being amortized over the term of the Notes. The unamortized amount of these charges would be written off upon confirmation of the proposed Plan. Accumulated amortization of these charges as of December 31, 1999 and 1998 was $2,766,000 and $2,298,000, respectively.

        h)     Income Taxes

               Deferred income taxes are provided for temporary differences between financial statement reporting and income tax reporting for rent leveling provisions, asset basis differences, and various other expenses recorded for financial statement purposes.

        i)     Loss Per Share

               Loss per share is calculated by dividing net loss by the weighted average shares outstanding (5,062,500 for the year ended December 31, 1999, 4,983,804 for the year ended December 31, 1998, and 4,995,219 for the year ended December 31, 1997). Basic and diluted net loss per share are the same for the years ended December 31, 1999, 1998, and 1997.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

4.      RECEIVABLES

        Receivables at December 31, 1999 and 1998 consist of the following:

        Current Receivables                                                                    1999            1998
        -------------------                                                                    ----            ----
                                                                                                 (in thousands)
                  Casino, less allowance for uncollectible accounts
                    of $1,180,000 and $1,305,000 at
                    December 31, 1999 and 1998, respectively                                $  1,092            1,571
                  Hotel, less allowance for uncollectible accounts
                    of $17,000 and $24,000 at December 31,
                    1999 and 1998, respectively                                                  126              100
                  Interest receivable due from the Partnership                                 1,591              804
                  Current portion of FF&E Promissory notes                                     3,169            2,046
                  Other, less allowance for uncollectible accounts
                    of $10,000 and $10,000 at December 31,
                   1999  and 1998, respectively                                                1,999            1,040
                                                                                            --------          -------
                                                                                            $  7,977            5,561
                                                                                            ========          =======

         Long-Term Receivables

                  $127,000,000 Expandable Wraparound Mortgage 14%, maturities through September 30, 2000 (net of $2,211,000 discount and
                    $4,525,000 discount at
                    December 31, 1999 and 1998, respectively)                               $ 48,289           45,975
                  Deferred interest receivable, due
                    September 30, 2000                                                        20,000           20,000
                  FF&E promissory notes, 14%                                                  11,137           13,618
                  Allowance for impairment                                                   (37,595)             -0-
                                                                                            -------           -------
                                                                                            $ 41,831           79,593
                                                                                            ========          =======

         The Expandable Wraparound Mortgage Loan Agreement ("Expandable Wraparound Mortgage") was executed and delivered by the Partnership to New Claridge in 1983, and is secured by all property of the Partnership. Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. $20 million in interest was deferred between 1983 and 1988 and will be due upon maturity. Principal payments required under the Expandable Wraparound Mortgage commenced in 1988, and continued through 1998.

         Under the terms of the Expandable Wraparound Mortgage, New Claridge was obligated to loan the Partnership up to $25 million in the form of FF&E promissory notes ("FF&E Loans"), secured under the Expandable Wraparound Mortgage, for the purchase of property and equipment ("FF&E Replacements"). One half of the FF&E Loan principal is due in 48 months

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

4.       RECEIVABLES (continued)

         and the remaining balance is due 60 months from the date of issuance of the respective FF&E Loan. In connection with the offering of $85 million of Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance certain internal improvements to the Claridge which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement, as well as the Operating Lease and the Expansion Operating Lease, were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage.

         As a result of the Corporation and New Claridge's Chapter 11 filing on August 16, 1999, and the Partnership's Chapter 11 filing on October 5, 1999, the Partnership no longer provides furniture, fixture, and equipment replacements to the Claridge; rather, New Claridge now provides such replacements.

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

         If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. As a result of the Corporation and New Claridge's Chapter 11 filing, under the terms of the indenture governing the Notes (the "Indenture"), an "Event of Default" has occurred (as defined in the Indenture). As a result of this Event of Default, the Corporation and New Claridge are precluded from receiving any further payments of principal or interest on the Expandable Wraparound Mortgage. As a result, the Corporation and New Claridge have exercised this right of offset against rental payments required to be made subsequent to August 16, 1999.

         As a result of the Corporation's and New Claridge's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, the Expandable Wraparound Mortgage has become impaired. Therefore, during the fourth quarter of 1999, the Corporation recorded an adjustment to write-down the balance of the Expandable Wraparound Mortgage receivable to an amount estimated to be the realizable value of the Hotel Assets. (As previously noted, the Plan calls for the Partnership to transfer the Hotel Assets to

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

 4.      RECEIVABLES (continued)

         New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage.) The total amount of this write-down was $37.6 million.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                   1999             1998
                                                 --------         ------
                                                     (in thousands)

         Gaming equipment                        $ 12,593           12,457
         Land and land improvements                 7,598            7,598
         Building                                  20,070           20,070
         Leasehold improvements                       745              745
         Capital lease assets                         822              808
         Other equipment                              213              107
                                                 --------         --------

                                                 $ 42,041           41,785
                                                 ========         ========


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

         New Claridge has opted to deposit its reinvestment obligation funds with the State Treasurer. Through December 31, 1999, the Corporation has deposited $22.4 million, of which $3,160,000 has been used to purchase bonds issued by the CRDA. Since interest on these bonds and funds deposited is paid at a discounted rate, New Claridge records a valuation allowance of approximately one-third of the reinvestment obligation. In addition, in January 1990 and April 1999, it was determined that certain bonds issued by the CRDA had become impaired, and that the payment of principal and interest on these bonds was uncertain. As a result, New Claridge has recorded a valuation allowance for the full amount of its investment in these bonds, totalling $1,670,000.

         From time to time, New Claridge has made donations to the CRDA of funds which had previously been deposited with the State Treasurer. In exchange for certain of these

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

6.       OTHER ASSETS (continued)

         donations, New Claridge received credits towards future obligations or cash credits, from the CRDA equal to 51% of the donations. As of December 31, 1999, all of these credits had been used.

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

         Interest, which contractually accrues at 12% per annum, is payable in full upon maturity. Interest on this loan ceased to accrue as a result of the Corporation's filing for reorganization under Chapter 11 (see
         Note 2, "Significant Events") on August 16, 1999. The loan and accrued interest through August 16, 1999 are included in "Liabilities Subject to Compromise" (see Note 9) as of December 31, 1999.

8.       OTHER CURRENT LIABILITIES

         Other current liabilities at December 31, 1999 and 1998 consist of the following:

                                                        1999            1998
                                                        ----           -----
                                                           (in thousands)

         Deferred rent, current                       $   -0-           15,078
         Deferred rent                                  1,100              475
         Accrued payroll and related benefits           8,232            6,571
         Accrued interest, Notes                          -0-            4,161
         Auto/general insurance reserves                  228            1,424
         Accrued interest due to Partnership              -0-            4,122
         Reorganization costs                             813              -0-
         Other current liabilities                      3,880            2,771
                                                      --------          ------
                                                      $14,253           34,602
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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

8.       OTHER CURRENT LIABILITIES (continued)

         The Fifth Amendment to the Operating Lease and the Fourth Amendment to the Expansion Operating Lease, which were effective on March 1, 1997 provided for the abatement of $867,953 of basic rent and for the deferral of $1.3 million of basic rent on March 1, 1997, and for additional monthly abatements of rent beginning April 1, 1997. The $1.3 million of basic rent deferred on March 1, 1997 was paid to the Partnership as additional rent of $25,000 per month for the period April 1, 1997 through December 31, 1997, and $50,000 per month for the period January 1998 through October 1999.

         Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"). The Sixth Amendment provided for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions were met, and the $1.1 million of rent was deferred in March 1999. The $1.1 million of basic rent deferred is to be paid to the Partnership in monthly installments of $25,000, commencing January 1, 2000, until paid in full (subject to acceleration under certain circumstances).

         As of December 31, 1999, deferred rent, current; accrued interest, First Mortgage Notes; accrued interest due to Partnership; and the auto and general liability reserves incurred prior to August 16, 1999 are included in "Liabilities Subject to Compromise" (see Note 9) as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 2, "Significant Events") on August 16, 1999.

9.       LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Payment of these liabilities may not be made except pursuant to an approved plan of reorganization or under the order of the Bankruptcy Court while the Corporation continues to operate as a debtor-in- possession. As of December 31, 1999, liabilities subject to compromise consist of the following (in thousands):
                                                                  December 31,
                                                                      1999

         Accounts payable and accrued expenses                     $    3,251
         11 3/4% Notes (note 10)                                       85,000
         Accrued interest (note 8)                                      9,832
         Loan from the Partnership (note 7)                             3,600
         Deferred rent due to the Partnership (notes 8 and 14)         22,147
         Contingent Payment (note 11)                                  19,000
         Auto and general liability reserves (note 14)                  1,086
         Other (note 13)                                                1,343
                                                                   ----------
                                                                   $  145,259
                                                                   ==========

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

9.       LIABILITIES SUBJECT TO COMPROMISE (continued)

         Accrued interest as of December 31, 1999 of $9,832,000 consists of $5,440,000 of interest due on the Notes and $4,392,000 of interest due on the $3.6 million loan from the Partnership. Interest on both of these items ceased to accrue as of August 16, 1999.

10.      LONG-TERM DEBT

         Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                    1999           1998
                                                    ----          -----
                                                       (in thousands)
         11 3/4% Notes due 2002                 $     -0-           85,000
         Capital lease obligation                     126              521
                                                ---------          -------
                                                      126           85,521
         Less current installments                    125              351
                                                ---------          -------

                                                $       1           85,170
                                                =========          =======

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

         As of December 31, 1999, the principal amount due on the Notes is included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 2, "Significant Events"), on August 16, 1999. In addition, interest

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

10.      LONG-TERM DEBT (continued)

         on the Notes ceased to accrue as of August 16, 1999. The interest payable on the Notes, as accrued through August 16, 1999 of $5,440,000, is also included in "Liabilities Subject to Compromise" (see Note 9).

11.      OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities at December 31, 1999 and 1998 consist of the following:

                                                     1999              1998
                                                  ----------         -------
                                                          (in thousands)
         Contingent Payment                       $    -0-            19,000
         License agreement                           1,294             1,369
         Other                                          60               971
                                                  --------            ------

                                                  $  1,354            21,340
                                                  ========            ======

         Pursuant to the Restructuring Agreement, Webb retained an interest, which was assigned to the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is considered remote at this time. As of December 31, 1999, accrued interest would have amounted to approximately $82.3 million.

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

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option of $1 million was recorded as an offset to the Contingent Payment liability which, prior to the Corporation's filing under Chapter 11, was included in other noncurrent liabilities on the Corporation's consolidated balance sheet. The option could have been exercised any time prior to December 31, 1997. Given its operating results (see Note 2, "Significant Events"), the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

11.      OTHER NONCURRENT LIABILITIES (continued)

         As of December 31, 1999, the Contingent Payment is included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 on August 16, 1999.

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

12.      PROMOTIONAL ALLOWANCES

         The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances, summarized below, for the years ended December 31, 1999, 1998 and 1997 has been charged to casino expenses (in thousands):

                                           1999         1998         1997
                                           ----         ----         ----

         Hotel                           $ 4,051        3,800         3,828
         Food and beverage                13,434       13,716        11,815
         Entertainment                     1,000        1,073         1,134
                                         -------      -------       -------

              Total                      $18,485       18,589        16,777
                                         =======      =======        ======

13.      INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. No benefit for income taxes was recorded for the reasons set forth below.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

13.      INCOME TAXES (continued)

         The benefit for income taxes differs from the amount computed at the statutory rate as follows (in thousands):
                                               1999        1998        1997
                                           --------    --------    --------

Computed "expected" tax benefit            $(12,985)     (3,201)     (2,033)
Increase (reduction) in income taxes
  resulting from:
  Change in the valuation allowance          15,515       4,391       2,311
  State income tax, net of federal
    income tax benefit                       (2,291)       (565)       (359)
  Meals and entertainment                       -0-        (454)        454
  Contingent Payment option                     -0-         -0-        (400)
  Other                                        (239)       (171)         27
                                           --------    --------    --------

                                           $    -0-         -0-         -0-
                                           ========    ========    ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below: thousands):

                                                                       1999        1998
                                                                     --------    --------
            Deferred tax assets:
              Net operating loss                                     $ 19,220      21,566
              Rent leveling                                             3,940       3,204
              Accrued expenses                                          1,641       1,354
              Deferred revenue                                            550         633
              Tax credit                                                  940         940
              Difference between book and tax basis
                 of other liabilities                                   3,748       2,285
              Other                                                       619         637
                                                                     --------    --------
                     Total gross deferred tax assets                   30,658      30,619
                     Less valuation allowance                         (25,099)     (9,584)
                                                                     --------    --------
                     Net deferred tax assets                            5,559      21,035
                                                                     --------    --------

            Deferred tax liabilities:
              Gaming equipment, due to differences in depreciation       (597)       (852)
              Difference between book and tax basis of
                Expandable Wraparound Mortgage receivable              (6,303)    (20,683)
              Difference between book and tax basis of receivables       (705)       (679)
              Difference between book and tax basis of
                Operating Lease expense                                   -0-      (1,400)
                                                                     --------    --------
                     Total gross deferred tax liabilities              (7,605)    (23,614)
                                                                     --------    --------

                     Net deferred tax liability                      $ (2,046)     (2,579)
                                                                     ========    ========

                                      F-21

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

13.      INCOME TAXES (continued)

         The valuation allowance for deferred tax assets as of December 31, 1998 was $9,584,000. The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $15,515,000.

         At December 31, 1999, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $48.5 million, none of which expire before the year 2016. These net operating loss carryforwards are available to offset future federal taxable income, if any. The Corporation also has tax credit carryforwards for income tax purposes of approximately $940,000, which are available to reduce future federal income taxes, if any, through 2002.

         During 1995 the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns were settledresulting in no additional expense to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements. As of December 31, 1999, the amount of this settlement, including interest, has been included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 2, "Significant Events") on August 16, 1999.

14.      OPERATING LEASE

         The Hotel Assets are owned by the Partnership and leased by the Partnership to New Claridge under the terms of the Operating Lease originally entered into on October 31, 1983, and an Expansion Operating Lease, which covered the expansion improvements made to the Claridge in 1986. The initial terms of both leases expired on September 30, 1998, and each lease provided for three ten-year renewal options at the election of New Claridge. New Claridge exercised the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

         Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease year commencing October 1, 1998 was $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease, and will remain the same for the lease year which commenced October 1, 1999.

         New Claridge is also required to pay, as additional rent, certain amounts including certain taxes,

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

14.      OPERATING LEASE (continued)

         insurance, and other charges related to the occupancy of the land and Hotel Assets, certain expenses and debt service related to furniture, fixture and equipment replacements and building improvements, and the general and administrative costs of the Partnership.

         The terms of the Operating Lease and Expansion Operating Lease have been amended from time to time. The most recent amendment (the "Sixth Amendment"), which was effective September 30, 1998, allowed for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, included (i) New Claridge having received the proceeds in connection with its settlement of the parking garage arbitration; and (ii) the Corporation or New Claridge having paid the interest that was due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration in certain circumstances). This amendment also provided for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001, $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

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

         If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. As a result of the Corporation and New Claridge's Chapter 11 filing, under the terms of the indenture governing the Notes (the "Indenture"), an "Event of Default" has occurred (as defined in the Indenture). As a result of this Event of Default, the Corporation and New Claridge are precluded from receiving any further payments of principal or interest on the Expandable Wraparound Mortgage. As a result, the Corporation and New Claridge have exercised this right of offset against rental payments required to be made subsequent to August 16, 1999.

         For the years ended December 31, 1999, 1998, and 1997, total expense resulting from the

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

14.      OPERATING LEASE (continued)

         Operating Lease and Expansion Operating Lease amounted to $24,028,000, $26,374,000, and $30,554,000, respectively, of which $1,242,000,
         ($10,679,000), and ($11,504,000), respectively, of rental expense is attributable to the requirement under Statement of Financial Accounting Standards No. 13 to provide a level rent expense for those leases with escalating payments.

         New Claridge also leases supplemental office, warehouse, and surface parking spaces in nearby lots. For the years ended December 31, 1999, 1998, and 1997, operating lease expense for these facilities amounted to $1,189,000, $1,253,000, and $1,283,000, respectively. In addition,
         New Claridge leases certain slot machines used on the casino floor under various capital and operating leases. Future lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and minimum capital lease payments as of December 31, 1999 (in thousands) are as follows:

                                                                        Present Value of
                                                                          Minimum Lease              Operating
                                                                             Payments                  Leases

              2000                                                          $    129                    2,268
              2001                                                                 1                    1,481
              2002                                                               -0-                      873
              2003                                                               -0-                      600
              2004                                                               -0-                      600
                                                                            --------                   ------
              Total minimum lease payments                                       130                    5,822
                                                                                                       ======
              Less amount representing interest
                  (at rates ranging from 11% to 12%)                               4
                                                                            --------

              Present value of minimum lease payments                            126
              Less current portion of capital lease obligations                  125
                                                                            --------

              Long-term portion of capital lease obligations                $      1
                                                                            ========


15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments" requires the Corporation to disclose estimated fair value for its financial instruments. The estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgement, and therefore cannot be determined with precision; changes in these assumptions could significantly affect the estimates. The carrying amounts and estimated fair values of the Corporation's financial instruments as of December 31, 1999 and 1998 are as follows (in thousands):

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

                                                                    1999                        1998
                                                              ---------------------------------------------
                                                              Carrying     Fair          Carrying   Fair
                                                                Amount     Value           Amount   Value
         Financial Assets:
           Cash and cash equivalents                            $16,834    16,834           9,798     9,798
           Current receivables, net (excluding current
             portion of long-term receivable due
             from the Partnership)                                4,808     4,808           3,515     3,515
           Long-term receivables due from the
             Partnership (including current portion)             45,000    45,000          81,639       n/a
           Reinvestment obligation funds                          2,730     2,730           2,823     2,823
         Financial Liabilities:
           Accounts payable                                       2,902     2,902           3,535     3,535
           Loan from the Partnership                              3,600     n/a             3,600       n/a
           Long term debt                                        85,001    49,089          85,170    59,776
           Deferred rent due to the Partnership                   7,069     n/a             5,827       n/a
           Contingent payment                                    19,000     n/a            19,000       n/a

         The following assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents

         The carrying amounts reflected on the Corporation's Consolidated Balance Sheet approximate the fair value because of the short maturity (90 days or less) of these instruments.

         Current receivables, net and Accounts payable

         The carrying amounts reflected on the Corporation's Consolidated Balance Sheet approximate the fair value due to the short term nature of these items.

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

         Long-term debt

         The fair value of the Corporation's long-term debt is estimated based on the quoted market price of the Notes as of December 31, 1999 and 1998, respectively.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

         Long-term receivables due from Partnership

         As previously noted, the Plan calls for the Partnership to transfer the Hotel Assets to New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage. As a result of the Corporation's and New Claridge's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, the Expandable Wraparound Mortgage has become impaired. Therefore, during 1999, the Corporation recorded an adjustment to write-down the balance of the Expandable Wraparound Mortgage receivable, to an amount estimated to be the realizable value of the Hotel Assets, or $45 million.

         Loan from the Partnership, Deferred rent due to the Partnership

         Due to the nature of the relationship between the Corporation and the Partnership, estimation of the fair value of the financial instruments due to and due from the Partnership is not practical as there is no trading market for these financial instruments. (See Note 7, "Loan from the Partnership" and Note 14, "Operating Lease", for a description of the terms of these instruments.)

         Contingent Payment

         There is no market for the Contingent Payment; therefore, estimation of the fair value of the Contingent Payment is not practical. (See Note 11, "Other Noncurrent Liabilities" for a description of the Contingent Payment and the option to purchase the Contingent Payment.)

16.      CONTINGENCIES

         a)       Licensing

                  On September 22, 1999, New Claridge was issued a one-year casino license by the Commission for the period commencing September 30, 1999. Although New Claridge had reapplied for a four-year casino license, the filing of the voluntary petition under Chapter 11 of the United States Bankruptcy Code on August 16, 1999 prompted the Commission to renew New Claridge's license for the reduced period of time. Additionally, the casino license renewal contains certain financial reporting conditions and requirements consistent with the manner in which the Commission has relicensed other casino licensees who have filed voluntary petitions under Chapter 11 in the past.

         b)       Legal Proceedings

                  On August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the Bankruptcy Code. In addition, on October 5, 1999, the Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Corporation

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

16.      CONTINGENCIES (continued)

                  continues to operate the business of the Claridge as a debtor-in-possession. See Note 2, "Significant Events" for a further discussion of these proceedings.

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

                  New Claridge retained the law firm of Zelle and Larson LLP of Minneapolis, Minnesota to assist in the recovery of certain expenses incurred in reopening the self-parking garage and potential lost profit claims. On July 22, 1997, New Claridge filed a Complaint and Demand for Arbitration in the amount of $10 million against the general contractor and the architect for the garage, alleging negligence, breach of warranty and breach of contract in the design and construction of the garage. In February 1999, the Corporation and New Claridge entered into a settlement agreement of approximately $2.3 million in the arbitration proceedings. This settlement amount is included in "Other income" on the Corporation's Consolidated Statement of Operations for 1999.

                  A wrongful death action was commenced by the estates of the two patrons who died in the July 1996 accident in the self-parking garage. New Claridge is fully insured and indemnified for any financial liability that may have resulted due to either an award to or a negotiated settlement with the plaintiffs in this action. Subsequent to year end 1999, a settlement agreement and release was signed among the parties settling all final outstanding claims. The settlement with respect to New Claridge was within its general liability insurance.

                  The Corporation and New Claridge are also defendants in various legal proceedings arising in the normal course of business. In the opinion of management, it is not reasonably likely that any such matters individually or collectively would result in an outcome having a material adverse effect on the consolidated financial statements.

17.      RELATED PARTY TRANSACTIONS

         a. The Restructuring Agreement provided for Webb to retain an interest, which was assigned to the United Way of Arizona on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or in the sale or refinancing of the Claridge facility in excess of the first mortgage loan. Webb was also entitled to retain a seat on the Board of Directors of the Corporation and New Claridge

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

17.      RELATED PARTY TRANSACTIONS (continued)

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

         c. In February 1992, the Corporation's Board of Directors adopted a Long-Term Incentive Plan (the "Incentive Plan") in which certain key employees of the Corporation and/or New Claridge participate. The Incentive Plan provided for the grant of the 273,938 shares of the Corporation's Class A stock, which were held as treasury shares of the Corporation, and for the issuance of 100 Equity Units. The aggregate value of the 100 Equity Units is equal to 5.41 percent of certain amounts as further defined in the Incentive Plan. Specified portions of the awarded treasury shares and Equity Units held by participants vest upon the attainment of specific goals as described in the Incentive Plan. The treasury shares and Equity Units fully vest upon a further restructuring or a change in control as defined in the Incentive Plan. Payment with respect to the Equity Units will only be made (a) upon the occurrence of a transaction in which substantially all of the assets and business operations of the Claridge entities are transferred to one or more entities in a merger, sale of assets or other acquisition-type transaction, (b) upon termination of employment of any participant in the Incentive Plan within one year after any change in control of the Corporation occurs, as defined in the Incentive Plan, or (c) if the Corporation pays dividends to its stockholders, if the Partnership makes distributions to its partners, or if the Corporation or the Partnership makes certain distributions under the Restructuring Agreement. On April 15, 1992, the Commission approved the Incentive Plan and the treasury shares were delivered to the participants. Upon the issuance of the Notes and the repayment in full of the Corporation's outstanding debt under the Loan Agreement, 25% of the shares and Equity Units awarded under the Incentive Plan vested. A participant is entitled to vote all awarded treasury shares whether or not vested in such shares.

                  On June 5, 1995, the Corporation's Board of Directors amended the Incentive Plan by creating 100 Additional Equity Units to be issued to certain key employees and 100 Director Equity Units to be issued to the individual members of the Board of Directors (the "Directors"). The aggregate value of the Additional Equity Units is 5.59 percent and the aggregate value of the Director Equity Units is 4 percent of certain amounts as further defined in the Incentive Plan. Vesting of the Additional Equity Units occurs if a Transaction results in the Claimholders of the Claridge receiving cash or marketable securities having a certain value all as further defined and described in the Incentive Plan.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

17.      RELATED PARTY TRANSACTIONS (continued)

                  Vesting of the Director Equity Units occurs according to a vesting schedule stated in the Incentive Plan and also is tied to the occurrence of a Transaction having a certain value. The Incentive Plan was further amended, on November 10, 1998, to modify the terms by which the Additional Equity Units and Director Equity Units will vest. The modification adjusts the value that must be received by the Claimholders of the Claridge resulting from the occurrence of a Transaction, all as further defined and described in the Incentive Plan.

                  Under the proposed Plan, the Incentive Plan would be terminated, and any benefits which had previously vested to the participants would have no value.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

18.      PARENT COMPANY INFORMATION

         The Corporation owns all of the outstanding common stock of New Claridge, which it purchased for $5,000,000. The balance sheet accounts of the Corporation as of December 31, 1999 and 1998 include the following:

                                                                                            1999               1998
                                                                                            ----               ----
                                                                                               (in thousands)
         Cash                                                                           $    -0-                -0-
         Investment in New Claridge                                                       87,206             87,206
         Other assets                                                                     11,939             12,138
                                                                                        --------            -------
                  Total assets                                                          $ 99,145             99,344
                                                                                        ========            =======

         Liabilities Subject to Compromise                                              $ 90,440                -0-
         Other liabilities                                                                11,529             13,476
         Long-term debt                                                                      -0-             85,000
         Stockholders' (deficiency) equity                                                (2,824)               868
                                                                                        --------          ---------
                  Total liabilities and stockholders' (deficiency) equity               $ 99,145             99,344
                                                                                        ========          =========

         As of December 31, 1999, "Liabilities Subject to Compromise" include the Notes and accrued interest thereon through August 16, 1999 of $5,440,000.

         The Statements of Operations for the Corporation for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                                            1999       1998       1997
                                                                          -------    -------    -------

                   Dividend income from New Claridge                      $ 5,049      9,988     10,070
                   Interest income                                            -0-          1          4
                                                                          -------    -------    -------
                                   Total income                             5,049      9,989     10,074
                                                                          -------    -------    -------

                   Costs and expenses:
                     General and administrative                               621        545      2,065
                     Amortization                                             524        524        524
                     Interest (contractual interest of $10,335 in 1999)     6,328      9,988     10,070
                                                                          -------    -------    -------
                                   Total costs and expenses                 7,473     11,057     12,659
                                                                          -------    -------    -------

                   Loss before reorganization items and
                     income taxes                                          (2,424)    (1,068)    (2,585)
                   Reorganization items:
                        Professional fees                                  (1,268)       -0-        -0-
                                                                          -------    -------    -------

                   Loss before income taxes                                (3,692)    (1,068)    (2,585)
                   Income tax benefit                                         -0-        (31)    (2,751)
                                                                          -------    -------    -------

                   Net (loss) income                                      $(3,692)    (1,037)       166
                                                                          =======    =======    =======

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

18.      PARENT COMPANY INFORMATION (continued)

         The above amounts represent the results of operations of the Corporation for the respective periods before equity in the results of New Claridge. For the year ended December 31, 1999, New Claridge had a net loss of $29,449,000, as compared to net income of $1,610,000 and $3,925,000 for the years ended December 31, 1998 and 1997, respectively.

         Changes in the Corporation's financial position for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                                                  1999            1998           1997
                                                                               ---------         ------         ------
                     Cash flows from operating activities:
                          Net (loss) income                                    $  (3,692)        (1,037)           166
                          Adjustments to reconcile net (loss)
                           income to net  cash provided by operating
                           activities:
                              Amortization                                           524            524            524
                              Deferred income taxes - noncurrent                     -0-            (31)        (2,751)
                              Change in assets and liabilities:
                                 Increase in other assets                           (325)           -0-            -0-
                                 Increase in other liabilities                     3,493            544          2,061
                                                                               ---------         ------         ------

                          Net cash provided by operating activities                  -0-            -0-            -0-
                                                                               ---------         ------         ------

                     Increase in cash and cash equivalents                           -0-            -0-            -0-

                     Cash and cash equivalents at beginning of period                -0-            -0-            -0-
                                                                               ---------         ------         ------

                     Cash and cash equivalents at end of period                $     -0-            -0-            -0-
                                                                               =========         ======         ======

                     Supplemental cash flow disclosures:
                       Interest paid, net of amounts capitalized               $   5,049          9,988         10,075
                                                                               =========         ======         ======

                       Income taxes paid                                       $     -0-            -0-            -0-
                                                                               =========         ======         ======

19.      SUBSEQUENT EVENTS - UNAUDITED

         On March 21, 2000, the Corporation filed an amendment to the Plan. This amendment provides for the holders of the existing Notes to receive, on a pro rata basis, (i) 100% of the equity of the reorganized Corporation, and (ii) debt not to exceed $15 million. The Bankruptcy Court will issue its opinion in mid-April regarding the adequacy of the Plan to be submitted to the creditors for a vote. (See Note 2, "Significant Events".)

                                   SCHEDULE II




           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                  Balance           Charged to             Charged to                                   Balance
                                 Beginning          Costs and                 Other                                    at End of
Description                       of Period          Expenses               Accounts            Deductions               Period
-----------                      ----------         -----------            ----------           ----------             --------
Year ended
December 31, 1999

Allowance for
Uncollectible Accounts               $ 1,339            1,043                   -0-                1,175  (a)              1,207

Year ended
December 31, 1998

Allowance for
Uncollectible Accounts                 $ 758            1,128                   -0-                   547 (a)              1,339

Year ended
December 31, 1997

Allowance for
Uncollectible Accounts                 $ 899              218                   -0-                   359 (a)                758




(a)   Accounts written-off.

                                INDEX TO EXHIBITS


                  Exhibit

                  EX12(b) Statement of Computation of Ratio of Earnings to Fixed Charges.