Form 10-Q
period 2000-03-31
CLARIDGE HOTEL & CASINO CORP
filed 2000-05-15
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended   March 31, 2000
                                                       --------------

        [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from___________to___________

                         Commission File Number 0-11287

                    THE CLARIDGE HOTEL AND CASINO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 New York                                    22-2469172
      -------------------------------                  ----------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

      Indiana Avenue and the Boardwalk
         Atlantic City, New Jersey                              08401
  ----------------------------------------                   ----------
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

                          Number of Shares Outstanding
                                  May 12, 2000
                                  ------------
Class A Stock                       5,062,500

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------
                (Debtor-In-Possession effective August 16, 1999)

                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I.                    FINANCIAL INFORMATION


               Item 1.     Financial Statements

                           Introductory Notes to Consolidated
                           Financial Statements                              3

                           Consolidated Balance Sheets at
                           March 31, 2000 (unaudited)
                           and December 31, 1999                             4

                           Consolidated Statements of Operations
                           for the three months ended March 31,
                           2000 (unaudited) and 1999 (unaudited)             5

                           Consolidated Statements of Cash Flows
                           for the three months ended March 31, 2000
                           (unaudited) and 1999 (unaudited)                  6

                           Notes to Consolidated Financial
                           Statements                                        8

               Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                    15

PART II.                   OTHER INFORMATION

               Item 6.     Exhibits and Reports on Form 8-K                 22

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------
                (Debtor-In-Possession effective August 16, 1999)


                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at March 31, 2000 and December 31, 1999, and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999. All adjustments made are of a normal recurring nature.

        Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

        The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                      (Unaudited)               (Audited)
                                                                                        March 31,              December 31,
                                                                                          2000                     1999
                                                                                      -----------              ------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                             $ 18,152                  16,834
  Receivables, net (including $5,719
    at March 31, 2000 and $6,269 at December 31,
    1999, due from the Partnership)                                                        8,309                   7,977
  Other current assets                                                                     3,491                   3,421
                                                                                        --------                --------
        Total current assets                                                              29,952                  28,232
                                                                                        --------                --------

Property and equipment, net (note 4)                                                      28,578                  28,342
Long-term receivables due from the
  Partnership (note 3)                                                                    41,516                  41,831
Intangible assets and deferred charges                                                     1,003                   1,076
Other assets                                                                               3,356                   3,041
                                                                                        --------                --------
                                                                                        $104,405                 102,522
                                                                                        ========                ========

LIABILITIES & STOCKHOLDERS' DEFICIENCY
--------------------------------------
Current Liabilities Not Subject to Compromise:
  Current maturities of long-term debt (note 7)                                       $       79                     125
  Accounts payable (note 10)                                                               3,836                   2,902
  Loan from the Partnership (notes 5 and 10)                                                 -0-                     -0-
  Other current liabilities (notes 6 and 10)                                              16,154                  14,253
                                                                                        --------                --------
        Total current liabilities not subject to compromise                               20,069                  17,280
                                                                                        --------               ---------

Liabilities Subject to Compromise (note 10)                                              145,470                 145,259

Long-term debt (notes 7 and 10)                                                              -0-                       1
Deferred rent due to the Partnership (note 10)                                               -0-                     -0-
Deferred income taxes (notes 9 and 10)                                                     2,046                   2,046
Other noncurrent liabilities (notes 8 and 10)                                              1,379                   1,354

Stockholders' deficiency:
  Common stock                                                                                 5                       5
  Additional paid in capital                                                               5,048                   5,048
  Accumulated deficit                                                                    (69,612)                (68,471)
                                                                                        --------               ---------

        Total stockholders' deficiency                                                   (64,559)                (63,418)
                                                                                        --------               ---------
                                                                                        $104,405                 102,522
                                                                                        ========                ========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                      (in thousands except per share data)
                                   (Unaudited)

                                                                                          2000                   1999
                                                                                        --------               --------
Revenues:
        Casino                                                                          $ 38,760                 36,554
        Hotel                                                                              2,152                  1,994
        Food and beverage                                                                  4,561                  4,252
        Interest from the Partnership                                                      2,267                  2,961
        Interest, other                                                                       38                     87
        Other                                                                                704                  2,875
                                                                                        --------               --------
                                                                                          48,482                 48,723
        Less promotional allowances (note 2)                                               5,096                  4,870
                                                                                        --------               --------
             Net revenues                                                                 43,386                 43,853
                                                                                        --------               --------
Costs and expenses:
        Casino                                                                            23,606                 22,840
        Hotel                                                                                637                    629
        Food and beverage                                                                  1,371                  1,186
        Other                                                                                983                    622
        Rent expense to the Partnership                                                    6,740                  6,264
        Rent expense, other                                                                  284                    304
        General and administrative                                                         6,157                  6,777
        Gaming taxes                                                                       3,088                  2,909
        Reinvestment obligation expense                                                      175                    150
        Provision for uncollectible accounts                                                 157                    196
        Depreciation and amortization                                                        371                    525
        Interest expense (contractual interest of $3,212 in 2000)                             27                  2,699
                                                                                        --------               --------
             Total costs and expenses                                                     43,596                 45,101
                                                                                        --------               --------

Loss before reorganization items                                                            (210)                (1,248)
Reorganization items:
        Professional fees                                                                 (1,074)                   -0-
        Interest earned from accumulated cash resulting
              from Chapter 11 proceeding                                                     143                    -0-
                                                                                        --------               --------
                                                                                            (931)                   -0-
                                                                                        --------               --------

Net loss                                                                                $ (1,141)                (1,248)
                                                                                        ========               ========
Net loss per share (based on 5,062,500
  weighted average shares outstanding for the three months
  ended March 31, 2000 and 1999)                                                        $   (.23)                  (.25)
                                                                                        ========               ========

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                                                           2000                   1999
                                                                                         --------                -------
Cash flows from operating activities:
     Net loss                                                                            $(1,141)                (1,248)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation and amortization                                                      371                    525
          Deferred rent to the Partnership                                                   310                    310
          Deferred interest receivable and discount from the Partnership                     -0-                   (549)
          Reinvestment obligation expenses                                                   175                    150
          Gain on disposal of assets                                                         (32)                   (14)
          Deferred gain on disposal of assets                                                (26)                   (26)
          Reorganization items                                                               931                    -0-
          Change in assets and liabilities:
             (Increase) decrease in receivables, net, excluding
               current portion of long-term receivables                                     (692)                   696
             (Increase) decrease in other current assets                                     (70)                    96
             Increase in accounts payable                                                    835                  2,413
             Increase (decrease) in other current liabilities                                827                   (543)
             Increase (decrease) in other noncurrent liabilities                              51                     (5)
                                                                                        --------                 ------
                      Net cash provided by operating activities
                          before reorganization items                                      1,539                  1,805

              Reorganization items:
                 Professional fees paid                                                      -0-                    -0-
                 Interest earned on accumulated cash resulting from
                    Chapter 11 proceeding                                                    143                    -0-
                                                                                        --------                 ------

                      Net cash provided by operating activities                            1,682                  1,805
                                                                                        --------                 ------


                                   (continued)



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                Consolidated Statements of Cash Flows (continued)
               For the Three Months Ended March 31, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                                                           2000                   1999
                                                                                         --------                -------
Cash flows from investment activities:
     Increase in intangible assets and deferred charges                                      (59)                   (22)
     Additions to property and equipment                                                    (480)                   (29)
     Increase in other assets                                                               (490)                  (475)
     Proceeds from disposal of assets                                                         36                    -0-
     Increase in long-term receivables                                                       -0-                    (76)
     Receipt of long-term receivables                                                        676                    467
                                                                                        --------                -------

                      Net cash used in investment activities                                (317)                  (135)
                                                                                        --------                -------
Cash flows from financing activities -
     Payment of long-term debt                                                               (47)                   (95)
                                                                                        --------                -------

                      Increase in cash and cash equivalents                                1,318                  1,575

Cash and cash equivalents at beginning of period                                          16,834                  9,798
                                                                                        --------                -------

Cash and cash equivalents at end of period                                              $ 18,152                 11,373
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

        Under the Bankruptcy Code, the Corporation had an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court, which would have expired on December 14, 1999. In November 1999, the Corporation petitioned the Bankruptcy Court for, and was granted, an extension of this exclusivity period to February 14, 2000; a further extension was subsequently granted, extending the exclusivity period to May 14, 2000. The Corporation has petitioned the Bankruptcy Court for an extension of this exclusivity period to September 15, 2000. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement (the "Plan") with the Bankruptcy Court.

        On April 5, 2000, in response to objections raised by the trustee for the noteholders, the United States Trustee, and others, the Corporation, New Claridge, and the Partnership filed a revised plan of reorganization and disclosure statement (the "Amended Plan"). In summary, the Amended Plan, as proposed jointly by the Corporation, New Claridge, and the Partnership, calls for the following to occur, subject to certain conditions contained in the Amended Plan:

        (i) the existing Class A Stock of the Corporation will be cancelled;

        (ii) the holders of the existing Notes will be entitled to receive, on a pro rata basis, (a) 100% of the equity of the reorganized Corporation outstanding on the effective date, and (b) debt, in an amount not to exceed $15 million in total. The new debt ("New Notes"), which will be issued by the reorganized Corporation, will be guaranteed by New Claridge and secured by the Hotel Assets. The New Notes will have a term of 10 years and will bear interest at a rate of 8% per year;

        (iii) the Partnership will transfer the Hotel Assets to New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage. All debts owed by New Claridge to the Partnership will be forgiven, and the Partnership will liquidate; and

        (iv)     the Contingent Payment and Contingent Payment Rights (see Note
                 8) would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

        On May 9, 2000, the adequacy of the Amended Plan was approved by the Bankruptcy Court, which allows for the Amended Plan to be submitted to the Corporation's creditors for a vote.

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and in accordance with Statement of Position 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code," and include disclosure of liabilities subject to compromise (see Note 10). The

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

1.      Significant Events and Basis of Presentation (continued)

        consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, New Claridge and CGI. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three months ended March 31, 2000 and 1999 has been charged to casino operating expenses as follows (in thousands):

                                                     2000                1999
                                                    ------               -----
        Hotel                                       $  992               1,018
        Food and beverage                            3,308               3,257
        Other (Entertainment)                           65                 307
                                                    ------               -----
        Total                                       $4,365               4,582
                                                    ======               =====

3.      Long-Term Receivables

        Long-term receivables consist of the following amounts due from the
Partnership:

                                                                           March 31,           December 31,
                                                                             2000                1999
                                                                          ----------           ------------
                                                                                    (in thousands)
        Expandable Wraparound Mortgage 14%,
          maturities through September 30, 2000
          (net of $2,211,000 discount at March 31, 2000
          and December 31, 1999)                                           $ 48,289                48,289
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                                 20,000                20,000
        FF&E promissory notes, 14%                                           10,822                11,137
        Allowance for impairment                                            (37,595)              (37,595)
                                                                           --------              --------
                                                                           $ 41,516                41,831
                                                                           ========              ========

        As a result of the Corporation's and New Claridge's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, the realizable value of the Expandable Wraparound Mortgage has become impaired. Therefore, during the fourth quarter of 1999, the Corporation recorded an adjustment to write-down the balance of the Expandable Wraparound Mortgage receivable to an amount estimated to be the realizable value of the Hotel Assets. (As previously noted, the Plan calls for the Partnership to transfer the Hotel Assets to New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage.) The total amount of this write-down was $37.6 million.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)


4.      Property and Equipment

        Property and equipment consists of the following:

                                                                             March 31,             December 31,
                                                                               2000                    1999
                                                                             ---------             ------------
                                                                                       (in thousands)
        Gaming equipment                                                       $11,667                12,593
        Land and land improvements                                               7,598                 7,598
        Self-parking garage facility                                            20,070                20,070
        Leasehold improvements                                                     745                   745
        Capital lease asset                                                        822                   822
        Other furniture, fixtures, and equipment                                   690                   213
                                                                               -------               -------
                                                                                41,592                42,041
        Less accumulated depreciation and amortization                          13,014                13,699
                                                                               -------               -------

        Net property and equipment                                             $28,578                28,342
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

        Interest, which contractually accrues at 12% per annum, is payable in full upon maturity. Interest on this loan ceased to accrue as a result of the Corporation's filing for reorganization under Chapter 11 (see
        Note 1) on August 16, 1999. The loan and accrued interest through August 16, 1999 of $4,392,000 are included in "Liabilities Subject to Compromise" (see Note 10) as of March 31, 2000 and December 31, 1999.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)


6.      Other Current Liabilities

        Other current liabilities consist of the following:

                                                                   March 31,            December 31,
                                                                      2000                  1999
                                                                   ---------            ------------
                                                                             (in thousands)

        Deferred rent                                                $1,025                 1,100
        Accrued payroll and related benefits                          8,719                 8,232
        Auto/general insurance reserves                                 378                   228
        Reorganization costs                                          1,887                   813
        Other current liabilities                                     4,145                 3,880
                                                                   --------              --------
                                                                    $16,154                14,253
                                                                   ========              ========


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

        As of March 31, 2000 and December 31, 1999, deferred rent, current; accrued interest, First Mortgage Notes; accrued interest due to Partnership; and the auto and general liability reserves incurred prior to August 16, 1999 are included in "Liabilities Subject to Compromise" (see Note 10), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

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

        As of March 31, 2000 and December 31, 1999, the principal amount due on the Notes is included in "Liabilities Subject to Compromise" (see Note
        10), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. In addition, interest on the Notes ceased to accrue as of August 16, 1999. The interest payable on the Notes, as accrued through August 16, 1999 of $5,440,000, is also included in "Liabilities Subject to Compromise" (see Note 10).

8.      Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

                                            March 31,              December 31,
                                              2000                     1999
                                            ---------              ------------
                                                     (in thousands)
        License agreement                   $  1,275                 1,294
        Other                                    104                    60
                                            --------               -------
                                            $  1,379                 1,354
                                            ========               =======

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb") retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of March 31, 2000, accrued interest would have amounted to approximately $86.1 million.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)


8.      Other Noncurrent Liabilities (continued)

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

        As of March 31, 2000 and December 31, 1999, the Contingent Payment is included in "Liabilities Subject to Compromise" (see Note 10), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. As proposed under the terms of the Amended Plan, the Contingent Payment and the Contingent Payment Rights would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

        On February 28, 1997, New Claridge entered into an agreement with Thermal Energy Limited Partnership I ("Atlantic Thermal"), pursuant to which Atlantic Thermal was granted an exclusive license for a period of twenty years (which was subsequently extended to twenty-five years) to use, operate, and maintain certain steam and chilled water production facilities at the Claridge. In consideration for this license agreement, Atlantic Thermal paid New Claridge $1.5 million. This amount is being recognized as income over the term of the agreement, commencing April 1997.

9.      Income Taxes

        As of March 31, 2000, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $48 million; none expire before the year 2016. These net operating loss carryforwards are available to offset future federal taxable income, if any. The Corporation also has tax credit carryforwards for income tax purposes of approximately $940,000, which are available to reduce future federal income taxes, if any, through 2002. The availability of the net operating loss and tax credit carryforwards will be further subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements. As of March 31, 2000 and December 31, 1999, the amount of this settlement, including interest, has been included in "Liabilities Subject to Compromise" (see Note 10), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

10.     Liabilities Subject to Compromise

        Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Payment of these liabilities may not be made except pursuant to an approved plan of reorganization or under the order of the Bankruptcy Court while the Corporation continues to operate as debtor-in-possession. Liabilities subject to compromise consist of the following (in thousands):

                                                                     March 31,            December 31,
                                                                       2000                   1999
                                                                     ---------            ------------
        Accounts payable and accrued expenses                        $  3,152                 3,251
        11 3/4%  Notes                                                 85,000                85,000
        Accrued interest                                                9,832                 9,832
        Loan from the Partnership                                       3,600                 3,600
        Deferred rent due to the Partnership                           22,457                22,147
        Contingent Payment                                             19,000                19,000
        Auto and general liability reserves                             1,086                 1,086
        Other                                                           1,343                 1,343
                                                                     --------               -------
                                                                     $145,470               145,259
                                                                     ========               =======

        Accrued interest as of March 31, 2000 and December 31, 1999 of $9,832,000 consists of $5,440,000 of interest due on the Notes, and $4,392,000 of interest due on the $3.6 million loan from the Partnership. Interest on both of these items ceased to accrue as of August 16, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2000

        The Corporation had a net loss of $511,000 for the three months ended March 31, 2000, compared to a net loss of $1,248,000 for the three months ended March 31, 1999. Results for the first quarter of 2000 included approximately $1.1 million of professional fees incurred as a result of the Chapter 11 proceedings. Results for the first quarter of 1999 included income from the $2.3 million settlement received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total Claridge casino revenue for the first quarter of 2000 was $38,760,000, reflecting a 6.0% increase over the first quarter of 1999 revenues of $36,554,000, resulting from increased slot machine revenues, as further discussed below. Total citywide casino revenues, as reported, increased 7.2% during the first quarter of 2000, as compared to prior year revenues.

        Claridge table games drop (the amount of gaming chips purchased by patrons) decreased 3.4% during the first quarter of 2000, as compared to the first quarter of 1999. In addition, the "hold" percentage (the ratio of win to drop) decreased to 13.5% during the first quarter of 2000, compared to 14.1% during the first quarter of 1999. As a result, Claridge table games revenue for the first three months of 2000 of $9,230,000 was 7.6% lower than 1999 revenue of $9,990,000. Citywide table games drop for the first quarter of 2000, as reported, increased 6.6% over the same period of 1999. However, the citywide hold percentage during the first quarter of 2000 decreased from the prior year level; as a result, citywide table games revenue, as reported, increased 3.0% over the first quarter of 1999.

        For the first three months of 2000, Claridge revenue from slot machines totalled $29,530,000, reflecting an 11.2% increase over the first three months of 1999. Citywide slot machine revenue, as reported, increased 9.1% during the first quarter of 2000 as compared to the first quarter of 1999. The increase in Claridge slot machine revenue was due in part to increased bus program volumes, as further discussed below. In addition, the average number of slot machines available citywide during the first quarter of 2000 declined 1.4% from the prior year levels, primarily resulting from the closing of the Trump World's Fair Casino during the fourth quarter of 1999; the average number of slot machines available at the Claridge was consistent with prior year levels.

        During late 1998 and early 1999, in response to increasing citywide competition for attracting patrons who arrive in Atlantic City by bus (and the resulting increases in coin incentives paid to these patrons), New Claridge reduced its bus program volumes, and increased its direct promotions for drive-in patrons and advertising. However, during the second half of 1999, while the drive-in promotions continued, bus program volumes began to be increased, although coin incentives paid to bus patrons remained in line with 1998 levels. During the first quarter of 2000, this marketing strategy continued. For the first three months of 2000, 160,000 bus patrons arrived at the Claridge, and were issued a total of $2,980,000 in coin incentives (for an average of $19 per passenger). This compares to 121,000 bus patrons who arrived at the Claridge during the first quarter of 1999, who were issued a total of $2,245,000 in coin incentives (also an average of $19 per passenger). In addition to the bus program, New Claridge offers promotional incentives to its customers through its direct marketing programs, based on their levels of gaming activity. Promotional incentives issued through this program totalled $2,050,000 during the first quarter of 2000, compared to $2,324,000 during the first quarter of 1999.

        Hotel revenues during the first quarter of 2000 totalled $2,152,000, an increase of 7.9% over the same period of 1999. Hotel occupancy during the first three months of 2000 was 82.8%, lower than the 85.0% occupancy during the same period of 1999. However, the average room rate during the first quarter of 2000 was $56, compared to $51 during the first quarter of 1999. Food and beverage revenues increased 7.3% during the first quarter of 2000 as compared to the prior year. The increase over 1999 was due primarily to the reductions in bus program volumes during the first half of 1999, which resulted in the closing of New Claridge's buffet, as well as an increase in complimentary beverages served to casino patrons. The increase in complimentary beverages is offset by an increase in promotional allowances, which represent the value of goods and services provided free of charge to casino customers under various marketing programs. During the first quarter of 2000, the total number of covers (meals served) was 211,000, in line with 1999 covers of 210,000; in addition, the average price per cover in the first quarter of 2000 was $13.75, an increase over the average price per cover in the first quarter of 1999 of $13.29. Other income for the first quarter of 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total costs and expenses for the first quarter of 2000 were $43,596,000, reflecting a 3.3% decrease from the same period of 1999, due primarily to lower interest expense as a result of the Corporation's filing under Chapter 11 of the Bankruptcy Code on August 16,1999. Casino operating expenses for the first three months of 2000 increased 3.4% over the first quarter of 1999, primarily due to increased coin incentives, as previously discussed. Food and beverage expenses for the first three months of 2000 increased over the prior year levels, primarily due to increased patron volumes. General and administrative expenses for the first quarter of 2000 decreased from the prior year primarily due to decreased legal fees, which in 1999 were related to the self-parking garage arbitration proceedings.

        Reorganization items of $931,000 for the first quarter of 2000 includes professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $1,074,000, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing.

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

        Management of the Corporation believes that this filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of March 31, 2000, the Corporation had approximately $18.2 million of cash and cash equivalents, including approximately $8.3 million of "bankroll" used in casino operations. Management anticipates an increase in ongoing general and administrative expenses, primarily for professional fees, during the pendency of the bankruptcy proceeding. For the three months ended March 31, 2000, such expenses totalled approximately $1,074,000; through December 31, 1999, such expenses totalled $1,268,000.

        The Corporation continues to operate the business, as set forth in the Bankruptcy Code, under the supervision of the Bankruptcy Court, as a debtor-in-possession. As debtor-in-possession, the Corporation is authorized to operate its business, but may not engage in transactions outside of the normal course of business without the approval of the Bankruptcy Court. Further, the Corporation is subject to operating within certain weekly cash budgets which have been approved by the Bankruptcy Court pursuant to certain orders authorizing the use of its cash. As of the petition date, actions to collect prepetition indebtedness are stayed, and other contractual obligations may not be enforced against the Corporation. In addition, the Corporation may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. As part of the "first day orders," the Bankruptcy Court approved the Corporation's payment of prepetition employee compensation, benefits and reimbursable employee expenses, as well as to continue to honor all existing employee benefit plans and policies. In addition, the Bankruptcy Court approved the payment of certain prepetition vendor claims, certain prepetition guest-related claims (such as outstanding direct mail coupons, progressive jackpots, and safekeeping deposits) and prepetition payroll, gaming and other taxes and fees.

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

        Under the Bankruptcy Code, the Corporation had an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court, which would have expired on December 14, 1999. In November 1999, the Corporation petitioned the Bankruptcy Court for, and was granted, an extension of this exclusivity period to February 14, 2000; a further extension was subsequently granted, extending the exclusivity period to May 14, 2000. The Corporation has petitioned the Bankruptcy Court for an extension of this exclusivity period to September 15, 2000. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement (the "Plan") with the Bankruptcy Court.

        On April 5, 2000, in response to objections raised by the trustee for the noteholders, the United States Trustee, and others, the Corporation, New Claridge, and the Partnership filed a revised plan of reorganization and disclosure statement (the "Amended Plan"). In summary, the Amended Plan, as proposed jointly by the Corporation, New Claridge, and the Partnership, calls for the following to occur, subject to certain conditions contained in the Amended Plan:

        (i)    the existing Class A Stock of the Corporation will be cancelled;

        (ii) the holders of the existing Notes will be entitled to receive, on a pro rata basis, (a) 100% of the equity of the reorganized Corporation outstanding on the effective date, and (b) debt, in an amount not to exceed $15 million in total. The new debt ("New Notes"), which will be issued by the reorganized Corporation, will be guaranteed by New Claridge and secured by the Hotel Assets. The New Notes will have a term of 10 years and will bear interest at a rate of 8% per year;

        (iii) the Partnership will transfer the Hotel Assets to New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage. All debts owed by New Claridge to the Partnership will be forgiven, and the Partnership will liquidate; and

        (iv) the Contingent Payment and Contingent Payment Rights would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

        On May 9, 2000, the adequacy of the Amended Plan was approved by the Bankruptcy Court, which allows for the Amended Plan to be submitted to the Corporation's creditors for a vote.

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

        At March 31, 2000, the Corporation had working capital of $9,883,000 as compared to working capital of $10,952,000 at December 31, 1999. The decrease in working capital is principally attributable to an increase in reorganization costs payable of $1,074,000, in accrued payroll and related benefits of $487,000, in accounts payable of $934,000, and in other current liabilities of $265,000, offset by increases in cash and cash equivalents of $1,318,000 and in accounts receivable of $332,000.

        For the three months ended March 31, 2000, cash provided by operating activities was $1,682,000, compared to $1,805,000 for the same period of 1999. As a result of the Chapter 11 filing on August 16, 1999, the interest payment due on the Notes on February 1, 2000 was not made; therefore, interest payments for the three months ended March 31, 2000 were approximately $5 million lower than in the same period of 1999. Cash provided by operating activities in 1999 was improved by the deferral of $1.1 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, as well as the $2.3 million received as a result of the settlement of the garage arbitration proceedings. Cash used in investing activities for the three months ended March 31, 2000 was $317,000, compared to $135,000 for the three months ended March 31, 1999. Cash used in financing activities in 2000 and 1999 of $47,000 and $95,000, respectively, represents payments of capital lease obligations for certain gaming equipment.

        For the three months ended March 31, 2000, the Corporation's "Adjusted EBITDA" was $417,000, compared to $2,354,000 for the same period of 1999. "Adjusted EBITDA" for the first quarter of 1999 includes $2.3 million of income from the settlement of the garage arbitration proceedings. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

        Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease year commencing October 1, 1998, was $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease, and remained the same for the lease year which commenced October 1, 1999.

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

        Prior to August 16, 1999, New Claridge was obligated under its Operating Lease with the Partnership to lend the Partnership, at an annual interest rate of 14%, any amounts necessary to fund the cost of furniture, fixtures and equipment replacements. The Expandable Wraparound Mortgage, granted by the Partnership to New Claridge, by its terms may secure up to $25 million of additional loans to the Partnership from New Claridge to finance the replacements of furniture, fixtures and equipment and facility maintenance and engineering shortfalls. The advances to the Partnership were in the form of FF&E Loans and are secured by the Hotel Assets. One half of the FF&E Loan principal is due in the 48th month following the advance, with the remaining balance due in the 60th month following the date of issuance. In connection with the offering of $85 million of the Notes on January 31, 1994, the Corporation agreed to use not less than $8 million from the net proceeds of the offering to finance internal improvements to the Claridge, which were funded through additional FF&E Loans. In connection therewith, the Expandable Wraparound Mortgage Loan agreement as well as the Operating Lease, and the Expansion Operating Lease were amended to provide that the principal on these additional FF&E Loans will be payable at final maturity of the Expandable Wraparound Mortgage. New Claridge is to pay, as additional rent to the Partnership, the debt service on the FF&E Loans.

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

        As a result of the Corporation's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, the realizable value of the Expandable Wraparound Mortgage has become impaired. Therefore, during the fourth quarter of 1999 the Corporation recorded an adjustment to write-down the balance of the Expandable Wraparound Mortgage receivable, to an amount estimated to be the realizable value of the Hotel Assets. The total amount of this write-down was $37.6 million.

                           PART II. OTHER INFORMATION




Item 6.        Exhibits and Reports on Form 8-K.

(a)            Exhibits filed as part of the report.

        2(a) First Amended Joint Chapter 11 Plan of Reorganization of The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P.

        99(a) First Amended Disclosure Statement Pursuant to 11 U.S.C. 1125 on Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.

(b) The Corporation filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)





By:/s/ Jean I. Abbott
   ------------------------------------------
         Jean I. Abbott
         Executive Vice President of Finance/
         Chief Financial Officer
         (Authorized Officer, Principal Financial Officer
           and Principal Accounting Officer)



Dated: May 12, 2000

                                INDEX TO EXHIBITS




Exhibit
-------

EX 2 (a) First Amended Joint Chapter 11 Plan of Reorganization of The Claridge Hotel and Casino Corporation. The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P.


EX 99 (a)         First Amended Disclosure Statement Pursuant to 11 U.S.C. 1125
                  on Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.