Form 10-Q
period 2000-06-30
CLARIDGE HOTEL & CASINO CORP
filed 2000-08-11
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended   June 30, 2000

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

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                          Number of Shares Outstanding
                                 August 11, 2000
Class A Stock                       5,062,500

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)

                             Index to Form 10-Q


                                                                      Page No.


PART I.                FINANCIAL INFORMATION

           Item 1.     Financial Statements

                        Introductory Notes to Consolidated Financial
                        Statements                                        3

                        Consolidated Balance Sheets at June 30, 2000
                        (unaudited) and December 31, 1999                 4

                        Consolidated Statements of Operations for
                        the three months ended June 30, 2000
                        (unaudited) and 1999 (unaudited)                  5

                        Consolidated Statements of Operations for
                        the six months ended June 30, 2000
                        (unaudited) and 1999 (unaudited)                  6

                        Consolidated Statements of Cash Flows for
                        the six months ended June 30, 2000
                        (unaudited) and 1999 (unaudited)                  7

                        Notes to Consolidated Financial Statements        9

           Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                    16

           Item 3.      Quantitative and Qualitative Disclosure
                        About Market Risk

                        None.

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

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)


                       PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at June 30, 2000 and December 31, 1999, and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the three and six months ended June 30, 2000 and 1999. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
                        Consolidated Balance Sheets
                               (in thousands)

                                                                   (Unaudited)         (Audited)
                                                                     June 30,         December 31,
                                                                       2000               1999
                                                                    ---------         ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                         $  20,578             16,834
  Receivables, net (including $5,515
    at June 30, 2000 and $6,269 at December 31,
    1999, due from the Partnership)                                     7,374              7,977
  Other current assets                                                  3,842              3,421
                                                                    ---------          ---------
        Total current assets                                           31,794             28,232
                                                                    ---------          ---------

Property and equipment, net (note 4)                                   29,010             28,342
Long-term receivables due from the
  Partnership (note 3)                                                 40,890             41,831
Intangible assets and deferred charges                                    951              1,076
Other assets                                                            3,701              3,041
                                                                    ---------          ---------
                                                                    $ 106,346            102,522
                                                                    =========          =========

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities Not Subject to Compromise:
  Current maturities of long-term debt (note 6)                     $       7                125
  Accounts payable (note 9)                                             3,959              2,902
  Other current liabilities (notes 5 and 9)                            15,203             14,253
                                                                    ---------          ---------
        Total current liabilities not subject to compromise            19,169             17,280
                                                                    ---------          ---------

Liabilities Subject to Compromise (note 9)                            145,775            145,259

Long-term debt (notes 6 and 9)                                            -0-                  1
Deferred income taxes (notes 8 and 9)                                   2,046              2,046
Other noncurrent liabilities (notes 7 and 9)                            1,365              1,354

Stockholders' deficiency:
  Common stock                                                              5                  5
  Additional paid in capital                                            5,048              5,048
  Accumulated deficit                                                 (67,062)           (68,471)
                                                                    ---------          ---------

        Total stockholders' deficiency                                (62,009)           (63,418)
                                                                    ---------          ---------
                                                                    $ 106,346            102,522
                                                                    =========          =========






        See accompanying notes to consolidated financial statements.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
                   Consolidated Statements of Operations
             For the Three Months Ended June 30, 2000 and 1999
                    (in thousands except per share data)
                                (Unaudited)

                                                                              2000                1999
                                                                            --------            --------
Revenues:
        Casino                                                              $ 43,951              43,470
        Hotel                                                                  2,980               2,779
        Food and beverage                                                      4,996               4,779
        Interest from the Partnership                                          2,243               2,890
        Interest, other                                                           53                 116
        Other                                                                    671                 771
                                                                            --------            --------
                                                                              54,894              54,805
        Less promotional allowances (note 2)                                   5,719               5,667
                                                                            --------            --------
             Net revenues                                                     49,175              49,138
                                                                            --------            --------

Costs and expenses:
        Casino                                                                25,230              26,549
        Hotel                                                                    778                 733
        Food and beverage                                                      1,687               1,291
        Other                                                                    840                 695
        Rent expense to the Partnership                                        6,532               6,068
        Rent expense, other                                                      284                 302
        General and administrative                                             6,291               6,589
        Gaming taxes                                                           3,502               3,460
        Reinvestment obligation expense                                          225                 374
        Provision for uncollectible accounts                                     183                 222
        Depreciation and amortization                                            396                 486
        Interest expense (contractual interest of $2,973 in 2000)                 21               2,638
                                                                            --------            --------
             Total costs and expenses                                         45,969              49,407
                                                                            --------            --------

Income (loss) before reorganization items                                      3,206                (269)
Reorganization items:
        Professional fees                                                       (839)                -0-
        Interest earned from accumulated cash resulting
              from Chapter 11 proceeding                                         183                 -0-
                                                                            --------            --------
                                                                                (656)                -0-


Net income (loss)                                                           $  2,550                (269)
                                                                            ========            ========

Net income (loss) per share - basic and diluted (based on
  5,062,500 weighted average shares outstanding for the
  three months ended June 30, 2000 and 1999)                                $    .50                (.05)
                                                                            ========            ========



        See accompanying notes to consolidated financial statements.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
                   Consolidated Statements of Operations
              For the Six Months Ended June 30, 2000 and 1999
                    (in thousands except per share data)
                                   (Unaudited)


                                                                       2000         1999
                                                                    ---------    ---------
Revenue:
        Casino                                                      $  82,711       80,024
        Hotel                                                           5,132        4,773
        Food and beverage                                               9,557        9,031
        Interest from the Partnership                                   4,510        5,851
        Interest, other                                                    91          203
        Other                                                           1,375        3,646
                                                                    ---------    ---------
                                                                      103,376      103,528
        Less promotional allowances (note 2)                           10,815       10,537
                                                                    ---------    ---------
             Net revenues                                              92,561       92,991
                                                                    ---------    ---------

Costs and expenses:
        Casino                                                         48,836       49,389
        Hotel                                                           1,415        1,362
        Food and beverage                                               3,058        2,477
        Other                                                           1,823        1,317
        Rent expense to the Partnership                                13,272       12,332
        Rent expense, other                                               568          606
        General and administrative                                     12,448       13,366
        Gaming taxes                                                    6,590        6,369
        Reinvestment obligation expense                                   400          524
        Provision for uncollectible accounts                              340          418
        Depreciation and amortization                                     767        1,011
        Interest expense (contractual interest of $6,185 in 2000)          48        5,337
                                                                    ---------    ---------
             Total costs and expenses                                  89,565       94,508
                                                                    ---------    ---------

Income (loss) before reorganization items                               2,996       (1,517)
Reorganization items:
        Professional fees                                              (1,913)         -0-
        Interest earned from accumulated cash resulting
             from Chapter 11 proceeding                                   326          -0-
                                                                    ---------    ---------
                                                                       (1,587)         -0-
                                                                    ---------    ---------

Net income (loss)                                                   $   1,409       (1,517)
                                                                    =========    =========

Net income (loss) per share - basic and diluted (based on
  5,062,500 weighted average shares outstanding for the
  six months ended June 30, 2000 and 1999, respectively)            $     .28         (.30)
                                                                    =========    =========


        See accompanying notes to consolidated financial statements.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2000 and 1999
                               (in thousands)
                                (Unaudited)



                                                                             2000       1999
                                                                           -------    -------
Cash flows from operating activities:
     Net income (loss)                                                     $ 1,409     (1,517)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                        767      1,011
          Deferred rent to the Partnership                                     621        621
          Deferred interest receivable and discount from the Partnership       -0-     (1,117)
          Reinvestment obligation expenses                                     400        524
          Gain on disposal of assets                                           (55)       (79)
          Reorganization items, net                                          1,587        -0-
          Change in assets and liabilities:
             Decrease in receivables, net, excluding
               current portion of long-term receivables                         92        466
             Increase in other current assets                                 (421)      (483)
             Increase in accounts payable                                      953        278
             Increase in other current liabilities                              36      1,548
             Increase (decrease) in other noncurrent liabilities                37        (16)
                                                                           -------    -------

                      Net cash provided by operating activities
                          before reorganization items                        5,426      1,236

              Reorganization items:
                 Professional fees paid                                     (1,000)       -0-
                 Interest earned on accumulated cash resulting from
                    Chapter 11 proceeding                                      326        -0-
                                                                           -------    -------

                      Net cash provided by operating activities              4,752      1,236
                                                                           -------    -------










                                (continued)


        See accompanying notes to consolidated financial statements.

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
             Consolidated Statements of Cash Flows (continued)
              For the Six Months Ended June 30, 2000 and 1999
                               (in thousands)
                                (Unaudited)


                                                                 2000        1999
                                                               --------    --------
Cash flows from investment activities:
     Increase in intangible assets and deferred charges            (148)        (53)
     Additions to property and equipment                         (1,179)        (49)
     Increase in other assets                                    (1,060)     (1,068)
     Proceeds from disposal of assets                                46         -0-
     Increase in long-term receivables                              -0-        (175)
     Collection of long-term receivables                          1,452         852
                                                               --------    --------

                      Net cash used in investment activities       (889)       (493)
                                                               --------    --------

Cash flows from financing activities -
     Payment of long-term debt                                     (119)       (185)
                                                               --------    --------

                      Increase in cash and cash equivalents       3,744         558

Cash and cash equivalents at beginning of period                 16,834       9,798
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 20,578      10,356
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

        Under the Bankruptcy Code, the Corporation had an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court, which would have expired on December 14, 1999. In November 1999, the Corporation petitioned the Bankruptcy Court for, and was granted, an extension of this exclusivity period to February 14, 2000; a further extension was subsequently granted, extending the exclusivity period to May 14, 2000. The Bankruptcy Court denied the Corporation's petition to further extend the exclusivity period to September 15, 2000. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement (the "Plan") with the Bankruptcy Court.

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

         (iii) the Partnership will transfer the Hotel Assets to New Claridge in full satisfaction of its obligations under the Expandable Wraparound Mortgage. All debts owed by New Claridge to the Partnership will be forgiven, and the Partnership will liquidate; and

         (iv)     the Contingent Payment and Contingent Payment Rights (see
                  Note 7) would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

        On May 9, 2000, the adequacy of the Amended Plan was approved by the Bankruptcy Court, which allowed the Amended Plan to be submitted to the Corporation's creditors for a vote. On July 18, 2000, the Corporation announced the results of that vote: the holders of the Corporation's Notes voted to reject

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)



1.      Significant Events and Basis of Presentation (continued)

        the Amended Plan; management of the Corporation believes that the unsecured creditors voted to accept the Amended Plan. The Corporation intends to pursue confirmation of the Amended Plan under Section 1129B of the Bankruptcy Code, which allows for the Bankruptcy Court judge to confirm the Amended Plan through the "cramdown" procedure. Pursuant to the terms of the Amended Plan, if the Amended Plan is confirmed through this cramdown procedure, the holders of the existing Notes would receive a pro rata distribution of 100% of the equity of the reorganized Corporation; no New Notes would be issued. The confirmation hearing is scheduled to begin September 6, 2000.

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and in accordance with Statement of Position 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code," and include disclosure of liabilities subject to compromise (see Note 9). The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, New Claridge and CGI. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Corporation be unable to continue as a going concern.

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and six months ended June 30, 2000 and 1999 has been charged to casino operating expenses as follows (in thousands):

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                             2000               1999                       2000              1999
                                            ------             ------                     ------            ------

        Hotel                               $1,079              1,044                      2,071             2,062
        Food and beverage                    3,369              3,519                      6,677             6,776
        Other (Entertainment)                    2                227                         67               534
                                            ------             ------                     ------            ------

        Total costs allocated to
          casino operating expenses         $4,450              4,790                      8,815             9,372
                                            ======             ======                     ======            ======

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
           Notes to Consolidated Financial Statements (continued)

3.      Long-Term Receivables

        Long-term receivables consist of the following amounts due from the
        Partnership:


                                                                  June 30,   December 31,
                                                                    2000        1999
                                                                  --------   ------------
                                                                      (in thousands)
         Expandable Wraparound Mortgage 14%,
           maturities through September 30, 2000
           (net of $2,211,000 discount at June 30, 2000
           and December 31, 1999)                                 $ 48,139       48,289
         Deferred Expandable Wraparound
           Mortgage interest receivable, due
           September 30, 2000                                       20,000       20,000
         FF&E promissory notes, 14%                                 10,346       11,137
         Allowance for impairment                                  (37,595)     (37,595)
                                                                  --------     --------
                                                                  $ 40,890       41,831
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

4.      Property and Equipment

        Property and equipment consists of the following:

                                                                June 30,          December 31,
                                                                  2000               1999
                                                                --------          ------------
                                                                       (in thousands)

        Gaming equipment                                         $11,715            12,593
        Land and land improvements                                 7,598             7,598
        Self-parking garage facility                              20,070            20,070
        Leasehold improvements                                       745               745
        Capital lease asset                                          822               822
        Other furniture, fixtures, and equipment                   1,039               213
                                                                 -------           -------
                                                                  41,989            42,041
        Less accumulated depreciation and amortization            12,979            13,699
                                                                 -------           -------

        Net property and equipment                               $29,010            28,342
                                                                 =======           =======


         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
           Notes to Consolidated Financial Statements (continued)


5.      Other Current Liabilities

        Other current liabilities consist of the following:

                                                            June 30,        December 31,
                                                              2000              1999
                                                            ---------       ------------
                                                                (in thousands)

        Deferred rent                                      $    950               1,100
        Accrued payroll and related benefits                  8,642               8,232
        Auto/general insurance reserves                         528                 228
        Reorganization costs                                  1,726                 813
        Other current liabilities                             3,357               3,880
                                                           --------           ---------
                                                            $15,203              14,253
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

        As of June 30, 2000 and December 31, 1999, deferred rent, current; accrued interest, First Mortgage Notes; accrued interest due to Partnership; and the auto and general liability reserves incurred prior to August 16, 1999 are included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

6.      Long-Term Debt

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any lien which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. A portion of the net proceeds of $82.2 million was used to repay in full the then outstanding debt under the Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage. In conjunction with the full satisfaction of the Loan

         THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
              (Debtor-In-Possession effective August 16, 1999)
           Notes to Consolidated Financial Statements (continued)


6.      Long-Term Debt (continued)

        Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated.

        As of June 30, 2000 and December 31, 1999, the principal amount due on the Notes is included in "Liabilities Subject to Compromise" (see Note
        9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. In addition, interest on the Notes ceased to accrue as of August 16, 1999. The interest payable on the Notes, as accrued through August 16, 1999 of $5,440,000, is also included in "Liabilities Subject to Compromise" (see Note 9).

7.      Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

                                                 June 30,        December 31,
                                                   2000              1999
                                                 --------        ------------
                                                      (in thousands)
        License agreement                        $  1,256          1,294
        Other                                         109             60
                                                 --------         ------
                                                 $  1,365          1,354
                                                 ========         ======

        Pursuant to a Restructuring Agreement entered into in October 1988 by the Corporation, New Claridge, the Partnership and Del Webb Corporation ("Webb"), Webb retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of June 30, 2000, accrued interest would have amounted to approximately $90.1 million.

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


7.      Other Noncurrent Liabilities (continued)

        As of June 30, 2000 and December 31, 1999, the Contingent Payment is included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. As proposed under the terms of the Amended Plan, the Contingent Payment and the Contingent Payment Rights would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

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

8.      Income Taxes

        As of June 30, 2000, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $48 million; none expire before the year 2016. These net operating loss carryforwards are available to offset future federal taxable income, if any. The Corporation also has tax credit carryforwards for income tax purposes of approximately $940,000, which are available to reduce future federal income taxes, if any, through 2002. The availability of the net operating loss and tax credit carryforwards will be further subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements. As of June 30, 2000 and December 31, 1999, the amount of this settlement, including interest, has been included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

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
                                                        June 30,   December 31,
                                                         2000          1999
                                                       --------    ------------

        Accounts payable and accrued expenses          $  3,147        3,251
        113/4%  Notes                                    85,000       85,000
        Accrued interest                                  9,832        9,832
        Loan from the Partnership                         3,600        3,600
        Deferred rent due to the Partnership             22,767       22,147
        Contingent Payment                               19,000       19,000
        Auto and general liability reserves               1,086        1,086
        Other                                             1,343        1,343
                                                       --------     --------
                                                       $145,775      145,259
                                                       ========     ========



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

        Accrued interest as of June 30, 2000 and December 31, 1999 of $9,832,000 consists of $5,440,000 of interest due on the Notes, and $4,392,000 of interest due on the $3.6 million loan from the Partnership. Interest on both of these items ceased to accrue as of August 16, 1999.

10.     Claridge License Renewal

        On September 22, 1999, New Claridge was issued a one-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 1999. Although New Claridge had reapplied for a four-year casino license, the filing of the voluntary petition under Chapter 11 of the United States Bankruptcy Code on August 16, 1999 prompted the Commission to renew New Claridge's license for the reduced period of time. Additionally, the casino license renewal contains certain financial reporting conditions and requirements consistent with the manner in which the Commission has relicensed other casino licensees that have filed voluntary petitions under Chapter 11 in the past.

        Due to the uncertainty concerning the outcome of the confirmation of the Amended Plan, management believes that the Commission will again issue New Claridge a one-year casino license for the period commencing September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2000

        The Corporation had net income of $2,550,000 for the three months ended June 30, 2000, compared to a net loss of $269,000 for the same period of 1999. Results for the second quarter of 2000 included $839,000 of professional fees incurred as a result of the Chapter 11 proceedings, but do not include interest expense related to the Corporation's First Mortgage Notes (the "Notes"), as a result of the Chapter 11 status.

        Total casino revenue for the second quarter of 2000 was $43,951,000, an increase of 1.1% over second quarter of 1999 casino revenue of $43,470,000, resulting from higher slot machine revenues, as further discussed below. Total citywide casino revenues, as reported, for the second quarter of 2000, were 3.3% higher than during the same period of 1999.

        Claridge table games drop (the amount of gaming chips purchased by patrons) during the second quarter of 2000 decreased 16.8% from the same period of 1999. However, the "hold" percentage (the percentage of win to drop) increased to 14.3% in the second quarter of 2000, compared to a 13.6% hold during the second quarter of 1999. As a result, Claridge table games revenue for the second quarter of 2000 of $9,818,000 was 10.0% lower than table games revenue during the same period of 1999 of $10,903,000. Citywide table games drop during the second quarter of 2000, as reported, decreased 1.3% from prior year results. However, as a result of an increase in the hold percentage, citywide revenue, as reported, increased 4.2% in the second quarter of 2000 as compared to the same period of 1999.

        During the second quarter of 2000, Claridge slot machine revenue was $34,133,000, an increase of 4.8% over the same period of 1999 slot machine revenue of $32,567,000. Citywide slot machine revenue, as reported, for the second quarter of 2000 increased 3.0% over the same period of 1999. The increase in Claridge slot machine revenue was due in part to increased bus passenger volumes, as further discussed below. In addition, the average number of slot machines available citywide decreased 1.1% from the average number of machines available during the second quarter of 1999, primarily due to the closing of the Trump World's Fair Casino during the fourth quarter of 1999, while the average number of slot machines available at the Claridge during the second quarter of 2000 increased 1.5% over the prior year.

        The Atlantic City casino market continues to rely heavily on patrons who arrive by bus, and are issued incentives in the form of coin to play slot machines. To attract these patrons, casinos compete by offering higher amounts of coin incentives than their direct competition. In an effort to reduce these coin redemption costs, in late 1998 New Claridge redirected its bus program by reducing the number of patrons arriving by bus, and focusing more marketing programs towards attracting drive-in patrons. During the second quarter of 1999, approximately 187,000 passengers arrived by bus to the Claridge, a 25% reduction from the same period of 1998. However, as citywide competition for bus passengers began to ease somewhat during the second half of 1999, New Claridge began to increase bus passenger volumes. During the second quarter of 2000, 195,000 patrons arrived at the Claridge by bus, a 4.3% increase over the second quarter of 1999. Total coin incentives issued to bus passengers during the second quarter of 2000 were $3,315,000 (an average of $17.00 per passenger), compared to $3,322,000 issued during the second quarter of 1999 (an average of $17.76 per passenger). In addition to the bus program, New Claridge offers promotional incentives to its customers through its direct marketing programs, based on their levels of gaming activity, as do other Atlantic City casinos. Promotional incentives issued through this program totalled $3,454,000 during the second quarter of 2000, compared to $3,664,000 during the same period of 1999.

        Hotel revenues for the three months ended June 30, 2000 were $2,980,000, reflecting an increase of 7.2% over hotel revenues for the three months ended June 30, 1999. Hotel occupancy during the second quarter of 2000 was 95.1%, slightly lower than the 96.5% occupancy during the second quarter of 1999. However, the average room rate increased to $68 in 2000, from $63 in 1999. Food and beverage revenues during the second quarter of 2000 were $4,996,000, an increase of 4.5% over the same period of 1999 revenues of $4,779,000. This increase resulted from an increase in covers (meals served), due in part to the increased casino patron volumes, and the opening of Pronto's, New Claridge's self-service Italian restaurant, which opened in August 1999. During the second quarter of 2000, the number of covers was 263,000, at an average price per cover of $12.97, compared to 234,000 covers in the second quarter of 1999, at an average price per cover of $13.36.

        Total costs and expenses for the second quarter of 2000 were $45,969,000, reflecting a reduction from the same period of 1999 expenses of $49,407,000, primarily due to lower interest expense as a result of the Corporation's filing under Chapter 11 of the Bankruptcy Code on August 16, 1999. Casino operating expenses of $25,230,000 were 5.0% lower than in the second quarter of 1999, due in part to lower payroll and other operating expenses related to the table games operation as a result of decreased volume in that area, as well as lower total coin redemption expenses, as previously discussed. Food and beverage operating expenses of $1,687,000 increased over the second quarter of 1999 as a result of the increase in business volume, and the opening of Pronto's.

        Reorganization items during the second quarter of 2000 of $656,000 includes professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $839,000, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing of $183,000.

Results of Operations for the Six Months Ended June 30, 2000

        For the six months ended June 30, 2000, the Corporation had net income of $1,409,000, compared to a net loss of $1,517,000 for the same period of 1999. Results for the first half of 2000 include approximately $1.9 million of professional fees related to the Corporation Chapter 11 filing, but do not include interest expense on the Notes. Results for the first half of 1999 included income from the $2.3 million settlement received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total Claridge casino revenue for the six months ended June 30, 2000 of $82,711,000 was 3.4% higher than the casino revenue for the same period of 1999 of $80,024,000, due to increased revenue from slot machines, as further discussed below. Citywide total casino revenue, as reported, for the first half of 2000 was 5.1% higher than the first half of 1999.

        During the first six months of 2000, New Claridge's table games drop and revenue decreased 9.2% and 8.8%, respectively, from the same period of 1999. The decrease in table games activity during the first half of 2000 resulted from management's efforts to reduce costs in that area, while maintaining profitability from the table games segment of New Claridge's business. Citywide table games drop and revenue, as reported, for the first half of 2000 increased 2.4% and 3.6%, respectively, over the first half of 1999.

        New Claridge's slot revenue for the first six months of 2000 was $63,663,000, reflecting a 7.7% increase over slot revenue of $59,131,000 for the same period of 1999. Citywide slot machine revenue, as reported, for the first half of 2000 increased 5.8% over the first half of 1999. The increase in Claridge slot machine revenue is attributable, in part, to increased bus patron volumes during the first half of 2000, as further discussed below. The average number of slot machines available citywide during the first half of 2000 decreased 1.2% from the same period of 1999, primarily due to the closing of the Trump World's Fair Casino in the fourth quarter of 1999, while the average number of slot machines available at the Claridge increased slightly during the first half of 2000.

        As discussed previously, New Claridge had purposely reduced its bus program volumes in late 1998, in response to increasing citywide coin redemption packages offered to passengers arriving by bus. However, as citywide competition for bus passengers began to ease somewhat during the second half of 1999, New Claridge began to increase its bus passenger volumes slowly, while still maintaining a focus on attracting drive-in patrons with various marketing programs. During the first half of 2000, approximately 355,000 passengers arrived at the Claridge by bus, an increase of 15.2% over the first half of 1999. In the first half of 2000, these passengers were issued $6,295,000 of coin incentives, (an average of $17.73 per passenger), compared to $5,567,000 of coin incentives issued to bus passengers in the first half of 1999 (an average of $18.07 per passenger). In addition, promotional incentives issued through New Claridge's direct marketing programs totalled $5,504,000 in the first half of 2000, compared to $5,988,000 in the same period of 1999.

        Hotel revenues for the first six months of 2000 were $5,132,000, reflecting a 7.5% increase over hotel revenues in the first half of 1999. This increase was attributable to an increase in the average room rate, to $63 in the first half of 2000, from $57 in the first half of 1999, offset by a slight decrease in the occupancy rate, to 88.9% in the first six months of 2000 from 90.8% in the first half of 1999. Food and beverage revenues for the first half of 2000 were $9,557,000, an increase of 5.8% over the same period of 1999. This increase was primarily due to an increase in the number of covers, to approximately 475,000 in the first half of 2000, from approximately 444,000 in the same period of 1999, resulting from increased casino patrons (including bus passengers). The average price per cover in the first half of 2000 was $13.32, consistent with the prior year's average. Other income in the first half of 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total costs and expenses for the first half of 2000 were $89,565,000, reflecting a reduction from the same period of 1999 expenses of $94,508,000, primarily due to lower interest expense as a result of the Corporation's filing under Chapter 11 of the Bankruptcy Code on August 16, 1999. Casino operating expenses of $48,836,000 were 1.1% lower than in the first half of 1999, due in part to lower payroll and other operating expenses related to the table games operation as a result of decreased volume in that area, offset by an increase in total coin redemption expenses, as previously discussed. Food and beverage operating expenses of $3,058,000 increased over the first half of 1999 as a result of the increase in business volume, and the opening of Pronto's. General and administrative expenses for the first half of 2000 decreased from the same period of 1999 primarily due to decreased legal fees, which in 1999 were related to the self-parking garage arbitration proceedings.

        Reorganization items during the first half of 2000 of $1,587,000 includes professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $1,913,000, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing of $326,000.

Liquidity and Capital Resources

Financial Condition

        On January 31, 1994, the Corporation completed an offering of $85 million of the Notes, due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on New Claridge's gaming and other assets, which lien will be subordinated to liens that may be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

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

        Management of the Corporation believes that this filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of June 30, 2000, the Corporation had approximately $20.6 million of cash and cash equivalents, including approximately $9.9 million of "bankroll" used in casino operations. Management anticipates an increase in ongoing general and administrative expenses, primarily for professional fees, during the pendency of the bankruptcy proceeding. For the six months ended June 30, 2000, such expenses totalled approximately $1,913,000; through December 31, 1999, such expenses totalled $1,268,000.

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

        Under the Bankruptcy Code, the Corporation had an exclusive period of 120 days to file a plan of reorganization with the Bankruptcy Court, which would have expired on December 14, 1999. In November 1999, the Corporation petitioned the Bankruptcy Court for, and was granted, an extension of this exclusivity period to February 14, 2000; a further extension was subsequently granted, extending the exclusivity period to May 14, 2000. The Bankruptcy Court denied the Corporation's petition to further extend the exclusivity period to September 15, 2000. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement (the "Plan") with the Bankruptcy Court.

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

        On May 9, 2000, the adequacy of the Amended Plan was approved by the Bankruptcy Court, which allowed the Amended Plan to be submitted to the Corporation's creditors for a vote. On July 18, 2000, the Corporation announced the results of that vote: the holders of the Corporation's Notes voted to reject the Amended Plan; management of the Corporation believes that the unsecured creditors voted to accept the Amended Plan. The Corporation intends to pursue confirmation of the Amended Plan under Section 1129B of the Bankruptcy Code, which allows for the Bankruptcy Court judge to confirm the Amended Plan through the "cramdown" procedure. Pursuant to the terms of the Amended Plan, if the Amended Plan is confirmed through this cramdown procedure, the holders of the existing Notes would receive a pro rata distribution of 100% of the equity of the reorganized Corporation; no New Notes would be issued. The confirmation hearing is scheduled to begin September 6, 2000.

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

        At June 30, 2000, the Corporation had working capital of $12,625,000 as compared to working capital of $10,952,000 at December 31, 1999. The increase in working capital was due primarily to an increase in cash of $3,744,000, offset by an increase in accounts payable of $1,057,000, and an increase in reorganization costs payable of $913,000.

        For the six months ended June, 2000, cash provided by operating activities was $4,752,000, compared to $1,236,000 for the same period of 1999. As a result of the Chapter 11 filing on August 16, 1999, the interest payment due on the Notes on February 1, 2000 was not made; therefore, interest payments for the six months ended June 30, 2000 were approximately $5 million lower than in the same period of 1999. Cash provided by operating activities in 1999 was improved by the deferral of $1.1 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, as well as the $2.3 million received as a result of the settlement of the garage arbitration proceedings. Cash used in investing activities for the six months ended June 30, 2000 was $889,000, compared to $493,000 for the six months ended June 30, 1999. Cash used in financing activities in 2000 and 1999 of $119,000 and $185,000, respectively, represents payments of capital lease obligations for certain gaming equipment.

        For the six months ended June 30, 2000, the Corporation's "Adjusted EBITDA" was $4,697,000, compared to $5,711,000 for the same period of 1999. "Adjusted EBITDA" for the first half of 1999 includes $2.3 million of income from the settlement of the garage arbitration proceedings. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

        The Expandable Wraparound Mortgage has been amended from time to time. In the most recent amendment, which was effective September 30, 1998, the Corporation, New Claridge, and the Partnership agreed to provide for an extension of the maturity date of the Expandable Wraparound Mortgage to January 1, 2005. In addition, the Expandable Wraparound Mortgage Agreement and Note were amended to defer the principal payments which were payable during the fourth quarter of 1998 (totalling $3.5 million) to the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Agreement and Note; (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable; or (iii) the date on which any merger, consolidation or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change of control of the Corporation or New Claridge, occurs.

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



Dated: August 11, 2000