Form 10-Q
period 2000-09-30
CLARIDGE HOTEL & CASINO CORP
filed 2000-11-13
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

(Mark One)

[x/] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               -------------------

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _x/_    No ___

The number of shares outstanding of each class of the Registrant's Stock is as follows:

                                                 Number of Shares Outstanding
                                                       November 13, 2000
                                                       -----------------
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

                     Consolidated Balance Sheets at
                     September 30, 2000 (unaudited) and
                     December 31, 1999                                      4

                     Consolidated Statements of Operations
                     for the three months ended September
                     30, 2000 (unaudited) and 1999
                     (unaudited)                                            5

                     Consolidated Statements of Operations
                     for the nine months ended September 30,
                     2000 (unaudited) and 1999 (unaudited)                  6

                     Consolidated Statements of Cash Flows
                     for the nine months ended September 30,
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


                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly-owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at September 30, 2000 and December 31, 1999, and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the three and nine months ended September 30, 2000 and 1999. All adjustments made are of a normal recurring nature.

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

        The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                   (Unaudited)               (Audited)
                                                                  September 30,             December 31,
                                                                       2000                     1999
                                                                  -------------             ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                         $ 23,626                  16,834
  Receivables, net (including $6,186
    at September 30, 2000 and $6,269 at December 31,
    1999, due from the Partnership)                                    7,894                   7,977
  Other current assets                                                 4,086                   3,421
                                                                    --------                --------
        Total current assets                                          35,606                  28,232
                                                                    --------                --------

Property and equipment, net (note 4)                                  30,232                  28,342
Long-term receivables due from the
  Partnership (note 3)                                                39,763                  41,831
Intangible assets and deferred charges                                   919                   1,076
Other assets                                                           3,994                   3,041
                                                                    --------                --------
                                                                    $110,514                 102,522
                                                                    ========                ========

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities Not Subject to Compromise:
  Current maturities of long-term debt (note 6)                     $      4                     125
  Accounts payable                                                     4,151                   2,902
  Other current liabilities (note 5)                                  16,306                  14,253
                                                                    --------                --------
        Total current liabilities not subject to compromise           20,461                  17,280
                                                                    --------                --------

Liabilities Subject to Compromise (note 9)                           146,097                 145,259

Long-term debt (note 6)                                                  -0-                       1
Deferred income taxes (note 8)                                         2,046                   2,046
Other noncurrent liabilities (note 7)                                  1,363                   1,354

Stockholders' deficiency:
  Common stock                                                             5                       5
  Additional paid in capital                                           5,048                   5,048
  Accumulated deficit                                                (64,506)                (68,471)
                                                                    --------                --------

        Total stockholders' deficiency                               (59,453)                (63,418)
                                                                    --------                --------
                                                                    $110,514                 102,522
                                                                    ========                ========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999
                      (in thousands except per share data)
                                   (Unaudited)

                                                                     2000                    1999
                                                                   --------                 ------
Revenues:
        Casino                                                     $ 44,499                 46,425
        Hotel                                                         3,907                  3,508
        Food and beverage                                             5,389                  5,163
        Interest from the Partnership                                 2,209                  2,881
        Interest, other                                                   5                     68
        Other                                                           803                    766
                                                                   --------                 ------
                                                                     56,812                 58,811
        Less promotional allowances (note 2)                          6,785                  6,363
                                                                   --------                 ------
             Net revenues                                            50,027                 52,448
                                                                   --------                 ------

Costs and expenses:
        Casino                                                       24,905                 27,332
        Hotel                                                           715                    710
        Food and beverage                                             1,671                  1,488
        Other                                                         1,027                    792
        Rent expense to the Partnership                               6,366                  5,752
        Rent expense, other                                             283                    298
        General and administrative                                    6,671                  6,803
        Gaming taxes                                                  3,548                  3,689
        Reinvestment obligation expense                                 268                    188
        Provision for uncollectible accounts                            152                    320
        Depreciation and amortization                                   437                    401
        Interest expense (contractual interest of $2,973 in 2000
            and $2,775 in 1999)(note 9)                                 -0-                  1,387
                                                                   --------                 ------
             Total costs and expenses                                46,043                 49,160
                                                                   --------                 ------

Income before reorganization items                                    3,984                  3,288
Reorganization items:
        Professional fees                                            (1,696)                  (843)
        Interest earned from accumulated cash resulting
              from Chapter 11 proceeding                                268                     46
                                                                   --------                 ------
                                                                     (1,428)                  (797)
                                                                   --------                 ------


Net income                                                         $  2,556                  2,491
                                                                   ========                 ======

Net income per share - basic and diluted
  (based on 5,062,500 weighted average shares outstanding
  for the three months ended September 30, 2000 and 1999)          $    .50                    .49
                                                                   ========                 ======


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2000 and 1999
                      (in thousands except per share data)
                                   (Unaudited)

                                                                     2000                   1999
                                                                   -------                -------
Revenue:
        Casino                                                     $127,210               126,449
        Hotel                                                         9,039                 8,281
        Food and beverage                                            14,946                14,194
        Interest from the Partnership                                 6,719                 8,732
        Interest, other                                                  96                   271
        Other                                                         2,178                 4,412
                                                                   --------               -------
                                                                    160,188               162,339
        Less promotional allowances (note 2)                         17,600                16,900
                                                                   --------               -------
             Net revenues                                           142,588               145,439
                                                                   --------               -------

Costs and expenses:
        Casino                                                       73,741                76,721
        Hotel                                                         2,130                 2,072
        Food and beverage                                             4,729                 3,965
        Other                                                         2,850                 2,109
        Rent expense to the Partnership                              19,638                18,084
        Rent expense, other                                             851                   904
        General and administrative                                   19,119                20,169
        Gaming taxes                                                 10,138                10,058
        Reinvestment obligation expense                                 668                   712
        Provision for uncollectible accounts                            492                   738
        Depreciation and amortization                                 1,204                 1,412
        Interest expense (contractual interest of $8,959 in 2000
           and $8,112 in 1999)(note 9)                                   48                 6,724
                                                                   --------               -------
             Total costs and expenses                               135,608               143,668
                                                                   --------               -------

Income before reorganization items                                    6,980                 1,771
Reorganization items:
        Professional fees                                            (3,609)                 (843)
        Interest earned from accumulated cash resulting
             from Chapter 11 proceeding                                 594                    46
                                                                   --------               -------
                                                                     (3,015)                 (797)
                                                                   --------               -------

Net income                                                         $  3,965                   974
                                                                   ========               =======

Net income per share - basic and diluted (based on
  5,062,500 weighted average shares outstanding for the
  nine months ended September 30, 2000 and 1999, respectively)     $    .78                   .19
                                                                   =========              =======


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                                                  2000                    1999
                                                                                -------                 -------
Cash flows from operating activities:
     Net income                                                                 $ 3,965                    974
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                           1,204                  1,412
          Deferred rent to the Partnership                                          931                    931
          Deferred interest receivable and discount from the Partnership             -0-                (1,705)
          Reinvestment obligation expenses                                          668                    712
          Gain on disposal of assets                                                (79)                  (119)
          Reorganization items, net                                               3,015                    797
          Change in assets and liabilities:
             Decrease (increase) in receivables, net, excluding
               current portion of long-term receivables                              36                 (1,769)
             Increase in other current assets                                      (665)                  (385)
             Increase in accounts payable                                         1,156                  2,953
             Increase in other current liabilities                                  280                  4,407
             Increase in other noncurrent liabilities                                35                      2
                                                                                -------                 ------

                      Net cash provided by operating activities
                          before reorganization items                            10,546                  8,210

              Reorganization items:
                 Professional fees paid                                          (1,836)                  (305)
                 Interest earned on accumulated cash resulting from
                    Chapter 11 proceeding                                           594                     46
                                                                                -------                 ------

                      Net cash provided by operating activities                   9,304                  7,951
                                                                                -------                 ------

                                   (continued)


          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                Consolidated Statements of Cash Flows (continued)
              For the Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                                        2000                   1999
                                                                     ---------             ----------
Cash flows from investment activities:
     Increase in intangible assets and deferred charges                  (255)                   (54)
     Additions to property and equipment                               (2,703)                  (102)
     Increase in other assets                                          (1,621)                (1,781)
     Proceeds from disposal of assets                                      74                    -0-
     Increase in long-term receivables                                    -0-                   (309)
     Collection of long-term receivables                                2,115                  1,300
                                                                     --------                 ------

                      Net cash used in investment activities           (2,390)                  (946)
                                                                     --------                 ------

Cash flows from financing activities -
     Payment of long-term debt                                           (122)                  (255)
                                                                     --------                 ------

                      Increase in cash and cash equivalents             6,792                  6,750

Cash and cash equivalents at beginning of period                       16,834                  9,798
                                                                     --------                 ------

Cash and cash equivalents at end of period                           $ 23,626                 16,548
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

        On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement with the Bankruptcy Court. On April 5, 2000, in response to objections raised by the trustee for the noteholders, the United States Trustee, and others, the Corporation, New Claridge, and the Partnership filed a revised plan of reorganization and disclosure statement (the "Plan"). The adequacy of the Plan was approved by the Bankruptcy Court on May 9, 2000, which allowed for the Plan to be submitted to the Corporation's creditors for a vote. On July 18, 2000, the Corporation announced the results of that vote: the holders of the Corporation's Notes voted to reject the Plan; management of the Corporation believes that the unsecured creditors voted to accept the Plan. The Corporation had intended to pursue confirmation of the Plan under Section 1129B of the Bankruptcy Code, which allows for the Bankruptcy Court judge to confirm the Plan through the "cramdown" procedure, at the confirmation hearing, which was scheduled to begin September 6, 2000.

        However, on August 11, 2000, the Bankruptcy Court judge granted permission to the Official Secured Noteholders Committee (the "Committee") to hire an investment banker to try to locate potential investors to submit competing reorganization plans. All final written offers of interest were received by the Corporation by October 5, 2000, and were subsequently evaluated by the Corporation's Board of Directors and legal and financial advisors. At a hearing held on October 13, 2000, the Corporation informed the Bankruptcy Court judge that it intended to pursue the bid submitted by Park Place Entertainment Corporation ("Park Place") (owner and operator of Bally's Park Place, Incorporated, the Atlantic City Hilton Casino Resort, and Caesars Atlantic City casinos in Atlantic City). The Corporation's financial advisors have estimated that the Park Place bid would provide the noteholders with approximately an 80% recovery. All other terms of the Park Place bid are confidential until definitively approved by the Claridge's Board of Directors.

        Park Place's purchase of the Claridge Casino Hotel is contingent upon, among other matters, its receiving certain regulatory approvals from the New Jersey Casino Control Commission and the confirmation of a plan of reorganization by the Bankruptcy Court. GB Holdings, Inc. (owner and operator of the Sands Hotel and Casino in Atlantic City), which had also submitted a bid for the Claridge Casino Hotel which expired by its own terms on October 13, 2000, has indicated that it may file a competing plan of reorganization. Management of the Corporation expects to provide an update regarding the status of the reorganization plans to the Bankruptcy Court on November 28, 2000.

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

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three and nine months ended September 30, 2000 and 1999 has been charged to casino operating expenses as follows (in thousands):

                                                Three Months                     Nine Months
                                           Ended September 30,               Ended September 30,
                                         ------------------------          -----------------------
                                         2000                1999          2000               1999
                                         ----                ----          ----               ----
        Hotel                           $ 1,189              1,063         3,260             3,125
        Food and beverage                 3,524              3,601        10,201            10,377
        Other (Entertainment)                 6                174            73               708
                                        -------              -----        ------            ------

        Total costs allocated to
          casino operating expenses     $ 4,719              4,838        13,534            14,210
                                        =======              =====        ======            ======


           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

3.      Long-Term Receivables

        Long-term receivables consist of the following amounts due from the
Partnership:

                                                                                     September 30,         December 31,
                                                                                         2000                  1999
                                                                                     -------------         ------------
                                                                                                (in thousands)
        Expandable Wraparound Mortgage 14%, maturities through September 30,
          2000 (net of $2,211,000 discount at September 30, 2000
          and December 31, 1999)                                                       $47,989                 48,289
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                                            20,000                 20,000
        FF&E promissory notes, 14%                                                       9,369                 11,137
        Allowance for impairment                                                       (37,595)               (37,595)
                                                                                      --------               --------
                                                                                      $ 39,763                 41,831
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

4.      Property and Equipment

        Property and equipment consists of the following:

                                                             September 30,            December 31,
                                                                 2000                     1999
                                                             -------------            ------------
                                                                         (in thousands)
        Gaming equipment                                      $12,301                    12,593
        Land and land improvements                              7,598                     7,598
        Self-parking garage facility                           20,070                    20,070
        Building improvements                                     746                       -0-
        Leasehold improvements                                    745                       745
        Capital lease asset                                       822                       822
        Other furniture, fixtures, and equipment                1,191                       213
                                                              -------                    ------
                                                               43,473                    42,041
        Less accumulated depreciation and amortization         13,241                    13,699
                                                              -------                    ------

        Net property and equipment                            $30,232                    28,342
                                                              =======                    ======

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

5.      Other Current Liabilities

        Other current liabilities consist of the following:

                                                September 30,       December 31,
                                                    2000                1999
                                                 ------------       ------------
                                                           (in thousands)
        Deferred rent                            $   875               1,100
        Accrued payroll and related benefits       8,784               8,232
        Auto/general insurance reserves              678                 228
        Reorganization costs                       2,586                 813
        Other current liabilities                  3,383               3,880
                                                 -------              ------
                                                 $16,306              14,253
                                                 =======              ======

        Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"). The Sixth Amendment provided for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions were met, and the $1.1 million of rent was deferred in March 1999. The $1.1 million of basic rent deferred is paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances).

        As of September 30, 2000 and December 31, 1999, deferred rent, current (which resulted from the 1989 restructuring transaction); accrued interest, First Mortgage Notes; accrued interest due to Partnership; and the auto and general liability reserves incurred prior to August 16, 1999 are included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

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

6.      Long-Term Debt (continued)


        As of September 30, 2000 and December 31, 1999, the principal amount due on the Notes is included in "Liabilities Subject to Compromise" (see
        Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. In addition, interest on the Notes ceased to accrue as of August 16, 1999. The interest payable on the Notes, as accrued through August 16, 1999 of $5,440,000, is also included in "Liabilities Subject to Compromise" (see Note 9).

7.      Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

                                                September 30,       December 31,
                                                    2000                1999
                                                -------------       ------------
                                                          (in thousands)
        License agreement                         $  1,238             1,294
        Other                                          125                60
                                                  --------             -----
                                                  $  1,363             1,354
                                                  ========             =====

        Pursuant to a Restructuring Agreement entered into in October 1988 by the Corporation, New Claridge, the Partnership and Del Webb Corporation ("Webb"), Webb retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of September 30, 2000, accrued interest would have amounted to approximately $94.3 million.

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

7.      Other Noncurrent Liabilities (continued)

        As of September 30, 2000 and December 31, 1999, the Contingent Payment is included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. As proposed under the terms of the Plan, the Contingent Payment and the Contingent Payment Rights would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

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

8.      Income Taxes

        As of September 30, 2000, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $49 million; none expire before the year 2016. These net operating loss carryforwards are available to offset future federal taxable income, if any. The Corporation also has tax credit carryforwards for income tax purposes of approximately $940,000, which are available to reduce future federal income taxes, if any, through 2002. The availability of the net operating loss and tax credit carryforwards will be further subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court.

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements. As of September 30, 2000 and December 31, 1999, the amount of this settlement, including interest, has been included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

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
                                                September 30,       December 31,
                                                    2000                 1999
                                                -------------       ------------

        Accounts payable and accrued expenses   $  3,158                 3,251
        11 3/4%  Notes                            85,000                85,000
        Accrued interest                           9,832                 9,832
        Loan from the Partnership                  3,600                 3,600
        Deferred rent due to the Partnership      23,078                22,147
        Contingent Payment                        19,000                19,000
        Auto and general liability reserves        1,086                 1,086
        Other                                      1,343                 1,343
                                                --------               -------
                                                $146,097               145,259
                                                ========               =======

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

        Accrued interest as of September 30, 2000 and December 31, 1999 of $9,832,000 consists of $5,440,000 of interest due on the Notes, and $4,392,000 of interest due on the $3.6 million loan from the Partnership. Interest on both of these items ceased to accrue as of August 16, 1999. Contractual interest expense for the nine months ended September 30, 2000 and 1999 would have been $8,959,000 and $8,112,000, respectively, of which $48,000 and $6,724,000 was actually recorded for the nine months ended September 30, 2000 and 1999, respectively.

10.     Claridge License Renewal

        On September 20, 2000, New Claridge was issued a one-year casino license by the New Jersey Casino Control Commission (the "Commission") for the period commencing September 30, 2000. Due to the uncertainty concerning the disposition of New Claridge's bankruptcy proceedings, the Commission elected, for the second year in a row, to issue the one-year license, rather than the typical four-year casino license. Additionally, the casino license renewal contains certain financial reporting conditions and requirements consistent with the previous license conditions, and with the manner in which the Commission has relicensed other casino licensees that have filed voluntary petitions under Chapter 11 in the past.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2000

        The Corporation had net income of $2,556,000 for the three months ended September 30, 2000, compared to net income of $2,491,000 for the same period of 1999. Results for both periods include the effects of the Corporation's Chapter 11 proceedings which commenced August 16, 1999, including professional fee expense of $1,696,000 and $843,000 for the three months ended September 30, 2000 and 1999, respectively. Interest expense related to the Corporation's First Mortgage Notes (the "Notes") ceased to accrue as of August 16, 1999. For the three months ended September 30, 2000 and 1999, contractual interest expense would have been $2,973,000 and $2,775,000, respectively, of which none was actually recorded in 2000, and $1,387,000 was actually recorded for the third quarter of 1999.

        Total casino revenue for the third quarter of 2000 was $44,499,000, a 4.1% decline from the third quarter 1999 casino revenue of $46,425,000; this decrease resulted primarily from lower table games revenue, as further discussed below. Citywide, total casino revenue, as reported, increased 4.0% in the third quarter of 2000 over the same period of 1999.

        Table games drop (the amount of gaming chips purchased by patrons) at the Claridge during the third quarter of 2000 declined 13.4% from the same period of 1999. The "hold" percentage (the percentage of win to drop) during the third quarter of 2000 was 14.1%, slightly better than the 14.0% hold achieved during the third quarter of 1999. As a result, table games revenue of $10,482,000 for the third quarter of 2000 was 12.6% lower than the same period of 1999. The decrease in table games revenue was offset by reductions in related expenses, including payroll and other operating costs. Citywide table games drop for the third quarter of 2000, as reported, increased slightly over the same period of 1999, while citywide table games revenue, as reported, increased 1.5% over the prior year.

        New Claridge earned revenue from slot machines of $34,017,000 during the third quarter of 2000, reflecting a 1.2% decrease from slot machine revenue during the third quarter of 1999. This slight decrease is attributable to a specific marketing program which occurred in the third quarter of 1999, and which rewarded customers with increased cash bonuses, redeemable during July 1999, based on their slot machine play during the two preceding months. Therefore, the reduction in slot machine revenues was offset by reduced coin redemption expense during the third quarter of 2000, as further discussed below. Citywide slot machine revenues, as reported, increased 5.0% during the third quarter of 2000, as compared to the same period of 1999.

        Atlantic City casinos continued to market heavily to patrons who arrive by bus, and are issued incentives in the form of coin to play slot machines. During the third quarter of 2000, approximately 184,000 patrons arrived by bus at the Claridge, and were issued $3,143,000 in coin incentives, for an average of $17.08 per passenger. This compared to $3,310,000 of coin incentives issued to 202,000 bus passengers during the third quarter of 1999, or an average of $16.39 per passenger. In addition to bus programs, all Atlantic City casinos, including New Claridge, offer promotional incentives, in the form of coin or currency, to their customers through direct marketing programs, based on their levels of gaming activity. Promotional incentives (coin) issued by New Claridge through its direct marketing programs during the third quarter of 2000 totaled $2,319,000, compared to $3,735,000 during the same period of 1999. The decrease from 1999 incentive costs was due to a specific marketing program which rewarded customers with double cash bonuses, redeemable during July 1999.

        Hotel revenues for the three months ended September 30, 2000 were $3,907,000, an increase of 11.4% over the same period of 1999. Although the hotel occupancy rate of 97.4% during the third quarter of 2000 was lower than the 99.2% occupancy during the same period of 1999, the average room rate increased to $86 in the third quarter of 2000, compared to $76 in 1999. Food and beverage revenues of $5,389,000 during the third quarter of 2000 were 4.4% higher than the same period of 1999. The number of covers (meals served) in New Claridge's restaurants during the third quarter of 2000 was 273,000, lower than the 286,000 covers in the same period of 1999; however, the average price per cover increased to $13.43 during the third quarter of 2000, from $12.17 during the third quarter of 1999. Promotional allowances, which represent the value of goods and services provided free of charge to customers under various marketing programs, increased 6.6% during the third quarter of 2000, compared to the third quarter of 1999, primarily due to increased hotel allowances.

        Total costs and expenses for the third quarter of 2000 were $46,043,000, reflecting a 6.3% reduction from the third quarter of 1999. This reduction was due in part to lower interest expenses as a result of the Corporation's filing under Chapter 11 of the Bankruptcy Code on August 16, 1999. In addition, casino operating expenses of $24,905,000 were 8.9% lower than during the third quarter of 1999, resulting from lower table games operating costs and lower coin redemption costs, as previously discussed. Rent expense to the Partnership for the third quarter of 2000 is higher than the same period of 1999, resulting in part from a $1 million annual decrease in the abatements permitted as per the terms of the sixth amendment to the Operating Lease and Expansion Operating Lease, which was effective September 30, 1998, as well as increased general and administrative costs of the Partnership, which are funded by New Claridge through the Operating Lease payments.

        Reorganization items during the third quarter of 2000 of $1,428,000 includes professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $1,696,000, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing of $268,000. During the third quarter of 1999, these items totaled $843,000 for professional fees incurred, offset by $46,000 of interest earned.

Results of Operations for the Nine Months Ended September 30, 2000

        For the nine months ended September 30, 2000, the Corporation had net income of $3,965,000, compared to net income of $974,000 for the same period of 1999. Results for the first nine months of 2000 included approximately $3.6 million of professional fees incurred related to the Corporation's Chapter 11 filing (compared to $843,000 during the nine months ended September 30, 1999), but do not include interest expenses on the Notes, which ceased to accrue on August 16, 1999. For the nine months ended September 30, 2000 and 1999, contractual interest expense would have been $8,959,000 and $8,112,000, respectively, of which $48,000 was actually recorded in 2000, and $6,724,000 was actually recorded in 1999. Results for the first nine months of 1999 included income from the $2.3 million settlement received by New Claridge in February 1999 as a result of the settlement of the self parking garage arbitration proceedings.

        New Claridge earned total casino revenue during the first nine months of 2000 of $127,210,000, reflecting a slight increase over the same period of 1999, which was due to increased revenue from slot machines, offset by decreased table games revenue, as further discussed below. Total citywide casino revenue, as reported, for the first nine months of 2000 was 4.7% higher than the same period of 1999.

        During the first nine months of 2000, New Claridge's table games drop and revenue decreased 10.7% and 10.2%, respectively, from the same period of 1999. This decrease in revenue was offset by decreased operating expenses, including payroll and related marketing costs. Citywide, as reported, table games drop increased 1.6% during the first nine months of 2000, while revenue increased 2.9%, resulting from a slightly higher hold percentage.

        New Claridge's slot machine revenues for the nine months ended September 30, 2000 was $97,680,000, reflecting a 4.4% increase over the same period of 1999. Citywide slot machine revenue, as reported, increased 5.5% during the first nine months of 2000 over the prior year. The increase in Claridge slot machine revenue is attributable, in part, to increased bus patron volumes during the first half of 2000 over 1999 volumes, which had been reduced in an effort to reduce bus-related coin redemption costs, while focusing more on drive-in casino patrons.

        During the first nine months of 2000, approximately 539,000 patrons have arrived at the Claridge by bus, and have received $9,438,000 in coin incentives, for an average of $17.51 per patron. This compares to 510,000 bus patrons during the first nine months of 1999, with total coin redemption costs of $8,877,000, or $17.41 per patron. In addition, promotional incentives (coin) issued through New Claridge's direct marketing programs have totaled $7,823,000 during the first nine months of 2000, compared to $9,723,000 during the same period of 1999. The decrease in coin incentives issued through the direct marketing programs was due primarily to the double cash bonus redemption program which occurred in July 1999, as previously discussed.

        Hotel revenues during the first nine months of 2000 totaled $9,039,000, an increase of 9.2% over the same period of 1999. This increase was attributable to an increase in the average room rate, (to $70.89 during the first nine months of 2000 from $63.98 during the same period of 1999), offset by a slight decrease in hotel occupancy (to 91.8% in 2000 from 93.6% in 1999). Food and beverage revenues of $14,946,000 during the first nine months of 2000 were 5.3% higher than in the same period of 1999, primarily due to an increase in covers (to 747,000 in 2000 from 729,000 in 1999), resulting from increased casino patrons (including bus patrons), combined with an increase in the average price per cover, to $13.36 in 2000 from $12.88 in 1999. Other income in the first half of 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

        Total costs and expenses for the nine months ended September 30, 2000 totaled $135,608,000, reflecting a 5.6% decrease from the same period of 1999, primarily due to lower interest expense as a result of the Corporation's filing under Chapter 11 of the Bankruptcy Code on August 16, 1999. In addition, casino operating expenses of $73,741,000 during the first nine months of 2000 were 3.9% lower than during the same period of 1999, due to lower costs associated with table games operations, combined with lower total coin redemption costs. Food and beverage costs of $4,729,000 increased over the first nine months of 1999 as a result of the increased business volumes. General and administrative expenses for the first nine months of 2000 decreased from the same period of 1999 due in part to decreased legal fees, which in 1999 were related to the self-parking garage arbitration proceedings, as well as lower advertising costs. Rent expense to the Partnership for the first nine months of 2000 are higher than the same period of 1999, resulting in part from a $1 million annual decrease in the abatements permitted as per the terms of the sixth amendment to the Operating Lease and Expansion Operating Lease, which was effective September 30, 1998, as well as increased general and administrative costs of the Partnership, which are funded by New Claridge through the Operating Lease payments.

        Reorganization items during the nine months of 2000 of $3,015,000 includes professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $3,609,000, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing of $594,000. During the same period of 1999, these items totaled $843,000 for professional fees incurred, offset by $46,000 of interest earned.

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

        Management of the Corporation believes that this filing will permit the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of September 30, 2000, the Corporation had approximately $23.6 million of cash and cash equivalents. Management anticipates an increase in ongoing general and administrative expenses, primarily for professional fees, during the pendency of the bankruptcy proceeding. For the nine months ended September 30, 2000, such expenses totalled approximately $3,609,000; through December 31, 1999, such expenses totalled $1,268,000, for a total of these expenses of $4,877,000. To date, approximately $2,291,000 of these expenses have been paid, leaving $2,586,000 to be paid as of September 30, 2000.

        The Corporation continues to operate the business, under the supervision of the Bankruptcy Court, as a debtor-in- possession. As debtor-in-possession, the Corporation is authorized to operate its business, but may not engage in transactions outside of the normal course of business without the approval of the Bankruptcy Court. Further, the Corporation is subject to operating within certain weekly cash budgets which have been approved by the Bankruptcy Court pursuant to certain orders authorizing the use of its cash. As of the petition date, actions to collect prepetition indebtedness are stayed, and other contractual obligations may not be enforced against the Corporation. In addition, the Corporation may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. As part of the "first day orders," the Bankruptcy Court approved the Corporation's payment of prepetition employee compensation, benefits and reimbursable employee expenses, as well as permitting the Corporation to continue to honor all existing employee benefit plans and policies. In addition, the Bankruptcy Court approved the payment of certain prepetition vendor claims, certain prepetition guest- related claims (such as outstanding direct mail coupons, progressive jackpots, and safekeeping deposits) and prepetition payroll, gaming and other taxes and fees.

        While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, management of the Corporation intended to seek, in the Chapter 11 proceeding, to reduce the Corporation's debt obligations to a level that it believes would be consistent with the sustainable level of cash to be generated by the Claridge. At the same time, management intended to seek to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. Any such restructuring of the financial obligations of the Claridge and of its ownership structure will be subject to the outcome of the Chapter 11 proceeding and, in particular, the approval of the holders of the requisite percentage of the outstanding Notes, as to which there can be no assurance.

        On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement with the Bankruptcy Court. On April 5, 2000, in response to objections raised by the trustee for the noteholders, the United States Trustee, and others, the Corporation, New Claridge, and the Partnership filed a revised plan of reorganization and disclosure statement (the "Plan"). On May 9, 2000, the adequacy of the Plan was approved by the Bankruptcy Court, which allowed for the Plan to be submitted to the Corporation's creditors for a vote. On July 18, 2000, the Corporation announced the results of that vote: the holders of the Corporation's Notes voted to reject the Plan; management of the Corporation believes that the unsecured creditors voted to accept the Plan. The Corporation had intended to pursue confirmation of the Plan under Section 1129B of the Bankruptcy Code, which allows for the Bankruptcy Court judge to confirm the Plan through the "cramdown" procedure, at the confirmation hearing, which was scheduled to begin September 6, 2000.

        However, on August 11, 2000, the Bankruptcy Court judge granted permission to the Official Secured Noteholders Committee (the "Committee") to hire an investment banker to try to locate potential investors to submit competing reorganization plans. All final written offers of interest were received by the Corporation by October 5, 2000, and were subsequently evaluated by the Corporation's Board of Directors and legal and financial advisors. At a hearing held on October 13, 2000, the Corporation informed the Bankruptcy Court judge that it intended to pursue the bid submitted by Park Place Entertainment Corporation ("Park Place") (owner and operator of Bally's Park Place, Incorporated, the Atlantic City Hilton Casino Resort, and Caesars Atlantic City casinos in Atlantic City). The Corporation's financial advisors have estimated that the Park Place bid would provide the noteholders with approximately an 80% recovery. All other terms of the Park Place bid are confidential until definitively approved by the Claridge's Board of Directors.

        Park Place's purchase of the Claridge Casino Hotel is contingent upon, among other matters, its receiving certain regulatory approvals from the New Jersey Casino Control Commission and the confirmation of a plan of reorganization by the Bankruptcy Court. GB Holdings, Inc. (owner and operator of the Sands Hotel and Casino in Atlantic City), which had also submitted a bid for the Claridge Casino Hotel which expired by its own terms on October 13, 2000, has indicated that it may file a competing plan of reorganization. Management of the Corporation expects to provide an update regarding the status of the reorganization plans to the Bankruptcy Court on November 28, 2000.

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

        At September 30, 2000, the Corporation had working capital of $15,145,000 as compared to working capital of $10,952,000 at December 31, 1999. The increase in working capital was due primarily to increases in cash of $6,792,000 and prepaid expenses of $636,000, offset by increases in accounts payable of $1,249,000, and other current liabilities of $2,053,000.

        For the nine months ended September 30, 2000, cash provided by operating activities was $9,304,000, compared to $7,951,000 for the same period of 1999. As a result of the Chapter 11 filing on August 16, 1999, the interest payments due on the Notes have not been made; therefore, interest payments for the nine months ended September 30, 2000 were approximately $5 million lower than in the same period of 1999. Cash provided by operating activities in 1999 was improved by the deferral of $1.1 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, as well as the $2.3 million received as a result of the settlement of the garage arbitration proceedings. Cash used in investing activities for the nine months ended September 30, 2000 was $2,390,000, compared to $946,000 for the nine months ended September 30, 1999. Cash used in investment activities during the first nine months of 2000 increased over the same period of 1999 primarily due to an increase in additions to property and equipment. Cash used in financing activities in 2000 and 1999 of $122,000 and $255,000, respectively, represents payments of capital lease obligations for certain gaming equipment.

        For the nine months ended September 30, 2000, the Corporation's "Adjusted EBITDA" was $8,925,000, compared to $10,348,000 for the same period of 1999. "Adjusted EBITDA" for the first nine months of 1999 includes $2.3 million of income from the settlement of the garage arbitration proceedings. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

        Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease years commencing October 1, 1998 and 1999, was $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease, and will remain the same for the lease year which commenced October 1, 2000.

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

        If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. As a result of the Corporation and New Claridge's Chapter 11 filing on August 16, 1999, under the terms of the indenture governing the Notes (the "Indenture"), an "Event of Default" has occurred (as defined in the Indenture). As a result of this Event of Default, the Corporation and New Claridge are precluded from receiving any further payments of principal or interest on the Expandable Wraparound Mortgage. As a result, the Corporation and New Claridge have exercised this right of offset against rental payments required to be made subsequent to August 16, 1999. Operating Lease payments are being made monthly by New Claridge to an escrow account, for the benefit of the secured Noteholders, which can only be accessed with the approval of the Bankruptcy Court.

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


The Claridge Hotel and Casino Corporation
-----------------------------------------
            (Registrant)





By: /s/ Jean I. Abbott
    ------------------------------------------------
    Jean I. Abbott
    Executive Vice President of Finance/
    Chief Financial Officer
    (Authorized Officer, Principal Financial Officer
    and Principal Accounting Officer)



Dated: November 13, 2000