Form 10-K405
period 2000-12-31
CLARIDGE HOTEL & CASINO CORP
filed 2001-04-02
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

    (Mark One)

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended  December 31, 2000
                                                  -----------------

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

Indicate the number of shares outstanding of each class of the Registrant's Stock, as of the latest practicable date:

                                          Number of Shares Outstanding
                                                  March 30, 2001
                                          ----------------------------
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

Corporate Structure

      On October 31, 1983, New Claridge acquired certain assets of the Claridge including gaming equipment ("Casino Assets"), from Del E. Webb New Jersey, Inc. ("DEWNJ"), a wholly-owned subsidiary of Del Webb Corporation ("Webb"); leased certain other of the Claridge's assets, including the buildings, parking facility and non-gaming, depreciable, tangible property of the Claridge ("Hotel Assets"), from Atlantic City Boardwalk Associates, L.P., a New Jersey limited partnership ("Partnership"); subleased the land on which the Claridge is located from the Partnership; assumed certain liabilities related to the acquired assets; and undertook to carry on the business of the Claridge. In connection with these transactions, the Partnership granted the Expandable Wraparound Mortgage (described below) to New Claridge. These transactions were entered into in connection with the private placement of equity interests in the Corporation and the Partnership. The offering was structured to furnish the investors with certain tax benefits available under the federal tax law then in effect. The common stock of the Corporation and the limited partnership interests of the Partnership were sold together in the private placement as units, and because there has been relatively little trading in the stock or Partnership interests, there is a substantial similarity between the equity ownership of the Corporation and the Partnership. Although the Corporation and the Partnership are independent entities, approximately 92% of the Corporation's common stock is owned by persons who also own limited partnership interests in the Partnership. The Partnership does not currently engage in any significant business activities other than those relating to the Claridge.

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

       On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%.
The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and
(iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien would be subordinated to liens that might be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject its new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangements. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

      The net proceeds of the Notes, totalling $82.2 million net of fees and expenses, were used as follows: (i) to repay in full on January 31, 1994 the then outstanding debt of the Corporation under its Revolving Credit and Term Loan Agreement (the "Loan Agreement"), including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in mid-1996; and (iv) to acquire the Contingent Payment Option (see Item 1. "Business - Contingent Payment"). With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

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

      Management of the Corporation believes that this filing permitted the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of December 31, 2000, the Corporation had approximately $19.5 million of cash and cash equivalents. General and administrative expenses, primarily for professional fees, have increased as a result of the bankruptcy proceeding. From August 16, 1999 through December 31, 2000, such expenses have totaled approximately $5.8 million, of which approximately $3 million has been paid as of December 31, 2000.

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

      While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, management of the Corporation intended to seek, in the Chapter 11 proceeding, to reduce the Corporation's debt obligations to a level that it believes would be consistent with the sustainable level of cash to be generated by the Claridge. At the same time, management intended to seek to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement with the Bankruptcy Court, which plan provided for the above discussed financial restructuring. On April 5, 2000, in response to objections raised by the trustee for the noteholders, the United States Trustee, and others, the Corporation, New Claridge, and the Partnership filed an amended plan of reorganization and disclosure statement. The adequacy of the amended plan was approved by the Bankruptcy Court on May 9, 2000, which allowed for the amended plan to be submitted to the Corporation's creditors for a vote. On July 18, 2000, the Corporation announced the results of that vote: the holders of the Corporation's Notes voted to reject the amended plan; management of the Corporation believes that the unsecured creditors voted to accept the amended plan. The Corporation had intended to pursue confirmation of the amended plan under Section 1129B of the Bankruptcy Code, which allows for the Bankruptcy Court judge to confirm the amended plan through the "cramdown" procedure, at the confirmation hearing, which was scheduled to begin September 6, 2000.

      However, on August 11, 2000, the Bankruptcy Court judge granted permission to the Official Secured Noteholders Committee (the "Committee") to hire an investment banker to attempt to locate potential investors to submit competing reorganization plans. The two primary offers which were considered by the Corporation's Board of Directors (the "Board") were submitted by Park Place Entertainment Corporation ("PPE")(owner and operator of Bally's Park Place, Incorporated, the Atlantic City Hilton Casino Resort, and Caesars Atlantic City casinos in Atlantic City) and GB Holdings, Incorporated ("GBHI") (owner and operator of the Sands Hotel and Casino in Atlantic City). After evaluation by the Board and its financial and legal advisors, the Corporation informed the Bankruptcy Court judge that it intended to pursue the bid submitted by PPE. The GBHI offer expired by its own terms on October 13, 2000.

      On November 28, 2000, the Corporation filed a second amended joint plan of reorganization and a second amended disclosure statement, which included an executed copy of the purchase and sale agreement between the Corporation and PPE. The second amended joint plan of reorganization provides for a sale of substantially all of the assets of New Claridge and the Partnership to PPE. Certain amendments were subsequently made to this plan, and on March 27, 2001, the fourth amended joint plan of reorganization and fourth amended disclosure statement (the "Plan") were approved by the Bankruptcy Court to be submitted to the creditors for a vote. Pursuant to the terms of the Plan, the secured noteholders would receive approximately an 83% recovery on their claim of $90.5 million, and the unsecured creditors would receive approximately 61.5% of their claim. If the creditors vote to accept the Plan, the Bankruptcy Court has scheduled May 16, 2001 as the date for the confirmation hearing for the Plan.

Certain Agreements between the Corporation, New Claridge and the Partnership

      The current relationships and agreements between the Corporation, New Claridge and the Partnership, are described below:

      Operating Lease/Expansion Operating Lease. The Casino Assets are owned by New Claridge. In addition, the self-parking garage and the land on which it is located are owned by New Claridge. The Hotel Assets and underlying land are owned by the Partnership and leased by the Partnership to New Claridge under the terms of an operating lease (the "Operating Lease") originally entered into on October 31, 1983, and an expansion operating lease (the "Expansion Operating Lease"), which covered certain expansion improvements made to the Claridge in 1986 (the "Expansion Improvements"). The initial terms of both leases expired on September 30, 1998, and each lease provided for three ten-year renewal options at the election of New Claridge. New Claridge exercised the first of the ten-year renewal options, extending the term of the Operating Lease and Expansion Operating Lease through September 30, 2008.

      Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula, for the lease years commencing October 1, 1998, 1999 and 2000 was $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease.

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

      If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. As a result of the Corporation's and New Claridge's Chapter 11 filing on August 16, 1999, under the terms of the Indenture, an "Event of Default" has occurred (as defined in the Indenture). As a result of this Event of Default, the Corporation and New Claridge are precluded from receiving any further payments of principal or interest on the Expandable Wraparound Mortgage. As a result, New Claridge has exercised this right of offset against rental payments required to be made subsequent to August 16, 1999. Operating Lease payments are being made monthly by New Claridge to an escrow account for the benefit of the secured Noteholders, which can only be accessed with the approval of the Bankruptcy Court.

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

      As a result of the Corporation's and the Partnership's filing for reorganization under Chapter 11, the realizable value of the Expandable Wraparound Mortgage has become impaired. Therefore, during the fourth quarter of 1999 the Corporation recorded an adjustment to write-down the balance of the Expandable Wraparound Mortgage receivable, to an amount estimated to be the realizable value of the Hotel Assets.

Contingent Payment

      Following the 1983 transactions, Webb and its affiliates retained significant interests in the Claridge. Effective with the closing of the restructuring in June 1989, all or substantially all of the financial, contractual, ownership, guarantee and other relationships of the Corporation and New Claridge with Webb were terminated. The Restructuring Agreement provided that Webb would retain an interest equal to $20 million plus interest from December 1, 1988 at the rate of 15% per annum compounded quarterly (the "Contingent Payment") in any proceeds ultimately recovered from the operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities. To give effect to this Contingent Payment, the Corporation and the Partnership agreed not to make any distributions to their shareholders or partners, respectively, whether derived from operations or from sale or refinancing proceeds, until Webb had received the Contingent Payment. It is estimated that at December 31, 2000, the aggregate amount payable in respect of the Contingent Payment was $118.5 million.

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

      On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option was $1 million, and the option could have been exercised any time prior to December 31, 1997. Given its operating results (see Item 1. "Business - Current Developments"), the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

      Under the terms of the proposed Plan, the Contingent Payment and the Contingent Payment Rights would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

The Claridge

      The Claridge, located in the Boardwalk casino section of Atlantic City, New Jersey, is a 26-story building that contains the Corporation's casino and hotel facilities. Built in 1929 as a hotel, the Claridge was remodeled at a cost of approximately $138 million prior to its reopening as a casino hotel in 1981. The Expansion Improvements, which were completed in 1986 at a cost of approximately $20 million, provided approximately 10,000 additional square feet of casino space, together with a 3,600 square foot lounge. In 1994, approximately $12.7 million was expended to expand the Claridge's casino square footage by approximately 12,000 feet, and to move and enlarge two restaurants. In 1996, New Claridge constructed a self-parking garage facility connected to its existing valet-parking garage, at a cost of approximately $28 million. The combined garage facility provides parking for approximately 1,200 vehicles.

      The Claridge's casino consists of approximately 59,000 square feet of casino space on three main levels with various adjacent mezzanine levels. The casino currently contains approximately 1,777 slot machines and sixty-three table games, including twenty-six blackjack tables, six craps tables, four roulette tables, one baccarat and five mini-baccarat tables, and twenty-one other specialty games. The hotel with related amenities consists of 502 guest rooms (including 28 corner suites, 26 specialty suites and five tower penthouse suites), five restaurants, three lounges, a private players club, a 600-seat theater, limited meeting rooms, a gift shop, a beauty salon, and a health club with an indoor swimming pool.

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

Competition

      Competition in the Atlantic City casino-hotel market is intense. As of December 31, 2000, the twelve existing casino facilities offered approximately 1,198,000 square feet of gaming space, a 2.3% increase over the casino square footage as of December 31, 1999 of approximately 1,171,000 square feet, due to minor expansions of existing facilities throughout the year. The total casino square footage as of December 31, 1999 decreased 3.4% from the prior year, primarily due to the closing of the Trump World's Fair Casino in the fourth quarter of 1999. For the years ended December 31, 2000 and 1999, citywide gaming revenues, as reported, increased 3.3% and 3.1%, respectively, over prior year levels.

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

      As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, a significant amount of new investment has been announced or recently completed in the Atlantic City gaming market. Although in recent years several Las Vegas casino operators had announced plans to construct new casinos in Atlantic City, the next new casino is not expected to be opened until mid-2003, when the MGM-Mirage opens its "Borgata" casino in the marina district of Atlantic City.

      Major infrastructure improvements throughout Atlantic City were completed within the last several years. A new $268 million convention center, which was completed in May 1997, contains approximately 500,000 square feet of exhibition space, 45 meeting rooms, food service facilities, and a 1,600-car underground parking garage. The new convention center is the largest exhibition space between Boston and Atlanta. A 500-room non-casino hotel, which is linked to the new convention center by an elevated walkway, opened in November 1997. The development of the corridor which links the convention center to the boardwalk area is complete, and features a wide, landscaped boulevard with a reflecting pool, an expanded park area, and a 60-foot lighthouse which is illuminated each night by a light show. In February 1997, construction of the new $7.5 million bus terminal, which is a major component of this corridor, was completed. The State of New Jersey is also implementing a capital plan of approximately $125 million to upgrade and expand the Atlantic City International Airport. Construction of a $300 million roadway, which will provide access from the Atlantic City Expressway to the marina casino district, began in late 1998 and is expected to be completed in the summer of 2001.

      All casinos in Atlantic City are part of hotels which offer dining, entertainment, and other guest facilities. As the size of the gaming facilities continue to grow, the need for additional hotel rooms has become evident. The number of guest rooms available citywide increased significantly in 1996, 1997 and

1998, from approximately 9,300 rooms in the beginning of 1996, to approximately 11,900 as of December 31, 1998. The number of rooms available in 1999 decreased slightly to approximately 11,300 rooms as of year end, due to the closing of the Trump World's Fair, and remained constant through 2000. Planned future guestroom additions have been announced at Harrah's and the Tropicana. Competition among the existing casino-hotels is based on factors such as promotional allowances and incentives; the attractiveness of the casino area; advertising; customer service; the availability, quality, and price of rooms, food, and beverage; ease and availability of parking and accessing the facility; and entertainment.

       The Atlantic City business is seasonal, with the highest level of activity occurring during the summer months, and the lowest level of activity during the winter months. The primary markets for Atlantic City casino patrons are Philadelphia, New Jersey and New York City, together with the secondary markets of central Pennsylvania, Delaware, Baltimore and Washington, D.C. Casinos offer incentives, in the form of cash and complimentaries for rooms, food and beverages, to their customers based on their casino play. In recent years, competition for, and as a result, incentives offered to, customers has increased significantly. Many Atlantic City casino patrons arrive by bus and stay for approximately six hours. Competitive factors in Atlantic City require the payment of cash incentives and coupons for use towards the price of meals to patrons arriving under bus programs sponsored by the casino operators. Competition for bus patrons intensified in 1996, in the form of higher coin incentives; New Claridge was forced to match the citywide increases, thus increasing its per patron average coin cost to approximately $19 in 1996 from approximately $13 in 1995. New Claridge relied heavily on attracting patrons who travel to Atlantic City by bus because the Claridge previously lacked a self-parking facility, and therefore had to remain competitive with other casino operators in regards to the incentives offered. Even with its 1,200-space parking facility, New Claridge continues to rely on its bus customers as a significant source of business. In 1997 and continuing into early 1998, citywide bus package pricing competition eased somewhat, with the average coin cost per patron arriving by bus to the Claridge decreasing to $16 for 1997 and to $15 during the first half of 1998. However, in mid-1998, bus package pricing competition began to increase again, fueled by the expansion at Caesars Atlantic City Casino (which added approximately 800 slot machines in early 1998), as well as the opening of Bally Park Place's bus transportation center in the third quarter of 1998. During the fourth quarter of 1998, in response to this acceleration of increasing bus coin incentives, New Claridge purposely reduced its bus program volumes in order to reduce the related costs; the number of bus passengers brought to the Claridge during the fourth quarter of 1998 was approximately 37% lower than in the same period of 1997. To offset the decrease in bus patrons, marketing programs such as double coin incentive bonuses and one-day gift giveaways were increased, to focus on increasing the drive-in segment of the business. This marketing strategy continued through the first half of 1999. During the second half of 1999, while the drive-in promotions continued, bus program volumes began to be increased slightly, although coin incentives issued to bus patrons were in line with 1998 levels. During the second half of 1999, 369,000 patrons arrived at the Claridge by bus, and were issued an average of $18 in coin incentives per patron, in line with the second half of 1998 levels of 377,000 patrons, also at an average of $18 per patron. Management of the Corporation continues to monitor bus package pricing competition, which in 2000 remained consistent with 1999 levels; a total of 709,000 passengers arrived at the Claridge by bus, and were issued an average of $18 of coin incentives per passenger. In addition, efforts continue to be focused on maximizing the drive-in segment of the business through advertising and direct marketing promotions.

      The Claridge has positioned itself as the "smaller, friendlier" alternative to the other Atlantic City casinos. This strategy, implemented in 1989, is designed to capitalize on the Claridge's unique physical facility, which the Corporation believes retains the atmosphere of a grand hotel, and on the Claridge's smaller, more intimate size relative to the larger Atlantic City casinos. By emphasizing an environment that is intimate, friendly and service-oriented, the Claridge targets a market niche different than that of a majority of its competitors. The Claridge seeks to attract and retain a customer base whose wagering spans the same market segments serviced by other casino hotels, but primarily targets the middle, leaving the high-end business to its competitors. New Claridge believes it is uneconomical to pursue the high-end market as its core business because of the high maintenance cost and potential volatility in table games win. The majority of the Claridge's casino revenue is generated by slot machine play, although efforts have been taken in recent years to increase table games play. However, in 2000, 77% of the Claridge's casino revenue came from slot play, as compared to 74% in 1999. Citywide, 72% of total casino revenue during 2000 was from slot play, as compared to 71% in 1999.

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

      Competition in Atlantic City also extends to the employment market. The Commission has promulgated regulations which require staffing levels at Atlantic City casinos which are higher than those for casino-hotels in Nevada. In addition, although the January 1995 amendments to the Act (see Item 1. "Business
- Gaming Regulation and Licensing" below) have eased the licensing requirements for some employees, all of New Claridge's casino employees must be licensed. Partly as a result of the licensing requirements, there has been intense competition for experienced casino employees in Atlantic City. Difficulties in hiring personnel licensed by the Commission have elevated labor costs, and licensed personnel frequently leave their current positions for higher paying jobs in other casinos. In addition, the expansion of casino gaming into other jurisdictions has increased the competition for experienced casino management personnel.

      Casino competition outside of New Jersey includes land-based casinos, river boat gaming, slot machines at racetracks, and Indian gaming. By far, the most competitive threat to Atlantic City has been the Indian gaming operations at Foxwoods and the Mohegan Sun casinos in Connecticut, and the slot machine facilities at the Delaware racetracks. The two Indian gaming casinos in Connecticut, with a combined total of approximately 8,900 slot machines as of December 31, 2000, reported total slot win of $1.308 billion for 2000, an increase of 6.8% over 1999 slot revenue of $1.225 billion. In Delaware, the three tracks that are currently authorized to offer slot machine gaming had a combined total of approximately 5,151 slot machines as of the end of 2000 (an increase of 23% over the total number of machines as of December 31, 1999). These machines generated $485.1 million of slot revenue during the year, an increase of 17.6% over 1999 revenue. In early 1999, the Pennsylvania Senate voted against a bill which would have allowed the state's voters to consider, in a non-binding referendum, the authorization of riverboat casinos, slot machines at racetracks, and video poker in drinking establishments. It is unlikely that Pennsylvania's Legislature will consider another gambling bill while the current Governor, whose term ends in January 2003, is in office. The effect of any future legalization of casino gaming in Pennsylvania on the Atlantic City market would depend on the form and scope of such gaming.

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

      c. Licensing Status. The Commission issues casino licenses, which, as amended January 1995, are renewable every four years, subject to a series of requirements including a requirement of demonstrating financial viability. On September 20, 2000, New Claridge was issued a one-year casino license by the Commission for the period commencing September 30, 2000. Due to the uncertainty concerning the disposition of New Claridge's bankruptcy proceedings, the Commission elected, for the second year in a row, to issue the one-year license, rather than the typical four-year license. Additionally, the casino license renewal contains certain financial reporting conditions and requirements consistent with the previous license conditions, and with the manner in which the Commission has relicensed other casino licensees who have filed voluntary petitions under Chapter 11 in the past.

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

Employees

      As of December 31, 2000, New Claridge employed approximately 2,100 persons, of whom approximately 800 were represented by labor unions. Approximately 650 of the 800 are represented by the Hotel, Restaurant Employees and Bartender International Union, AFL-CIO, Local 54. In September 1999, the Corporation's collective bargaining agreement covering the employees represented by Local 54 was renewed, together with the collective bargaining agreements of all Atlantic City casinos with respect to Local 54, for a period of five years.

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

      The casino-hotel, situated on the main parcel (41,408 square feet with 138 feet fronting the park and 300 feet deep), is a concrete steel frame structure, 26 stories high at its highest point. The valet-parking garage, situated on an adjacent parcel of land (21,840 square feet) west of the casino-hotel site, is an eight- level reinforced concrete ramp structure, built in 1981. Including the bus drive-through area, a bus patron waiting room and an electrical room, it totals an area of 197,100 square feet and provides parking for approximately 475 vehicles. In 1996, New Claridge completed the construction of a self-parking garage, located on a parcel of land (29,120 square feet) connected to the existing valet-parking garage. The combined garage facility provides parking for approximately 1,200 vehicles. In April 2000, the Partnership sold the property which previously had been used as an office building, to Greate Bay Hotel and Casino Inc., for $3.5 million. The administrative offices that had previously been located in that building were relocated to newly constructed offices located within the perimeter of the self-parking garage. With the exception of the self-parking garage, all of the facilities discussed are owned by the Partnership and are leased to New Claridge under the Operating Lease and the Expansion Operating Lease. The self-parking garage and the property on which it is located are owned by New Claridge.

Item 3. LEGAL PROCEEDINGS

      On August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the Bankruptcy Code. In addition, on October 5, 1999, the Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Corporation continues to operate the business of the Claridge as a debtor-in-possession. See Item 1. "Business - Current Developments" for a further discussion of these proceedings.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      All issued and outstanding shares of the Corporation have been offered and sold in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"). Therefore, there is no established trading market for any class of shares of the Corporation. In October 1983, 562,500 shares of Class A Stock were sold to Oppenheimer Holdings, Inc., and certain officers and employees of Oppenheimer & Co., Inc., (placement agent for the Partnership and the Corporation) at their par value, $.001 per share, and 4,500,000 shares of Class A Stock were privately offered and sold at $1.2336306 per share. At the same time, 562,500 shares of Class B Stock were sold to Webb at their par value, $.001 per share. On March 24, 1989, Oppenheimer Holdings, Inc. returned to the Corporation all of its shares (273,938) of the Corporation's Class A Stock. On June 16, 1989, all of the outstanding shares of the Corporation's Class B Stock, all of which was owned by Webb, was returned to the Corporation and cancelled. As of March 15, 2001, there were approximately 495 holders of record of the Class A Stock. The Contingent Payment Rights (see
Item 1. "Business - Contingent Payment") received by Releasing Investors may or may not be securities. The Corporation, the Partnership and Webb filed a registration statement under the Securities Act with respect to the Contingent Payment Rights as if they were securities and each of the Corporation, the Partnership and Webb were an issuer of such securities. However, by such action none of the Corporation, the Partnership or Webb admitted that the Contingent Payment Rights are securities or that any of them is the issuer of any such securities. There is no market for the Contingent Payment Rights.

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

      In addition, the Corporation and the Partnership have agreed not to make any distributions to the holders of their equity securities, whether derived from operations or from sale or refinancing proceeds, until the Contingent Payment has been satisfied (see Item 1. "Business - Contingent Payment").

Item 6.   SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.



                                                 2000             1999            1998             1997              1996
                                                 -----            ----            ----             ----              ----
                                                                (in thousands except per share data)
Income Statement Data

Net revenues                                   $184,029          188,550         191,000          192,753           193,311

Income (loss) before
  reorganization items                         $  4,198              531          (9,415)          (5,979)          (15,389)

Reorganization items                           $ (3,682)         (38,721)            -0-              -0-               -0-

Net income (loss)                              $    516          (38,190)         (9,415)          (5,979)          (15,389)

Net income (loss) per share                    $    .10            (7.54)          (1.89)           (1.20)            (3.05)

Balance Sheet Data at Year End

Total assets                                   $107,093          102,522         131,776          150,380           164,163

Current assets                                 $ 31,597           28,232          18,403           37,096            31,753

Current liabilities                            $ 20,840           17,280          42,088           41,234            39,027

Liabilities subject to compromise              $146,046          145,259             -0-              -0-               -0-

Long-term debt, net of
  current installments                         $    -0-                1          85,170           85,000            85,000


Stockholders' deficiency                       $(62,902)         (63,418)        (25,228)         (15,813)           (9,834)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year ended December 31, 2000

      The Corporation had net income for the year ended December 31, 2000 of $516,000, compared to a net loss of $38,190,000 for the year ended December 31, 1999. The net loss for 1999 includes a $37.6 million impairment loss resulting from the write down of the Expandable Wraparound Mortgage receivable. Results for 2000 include approximately $4.5 million of professional fees incurred related to the Corporation's Chapter 11 filing, compared to approximately $1.3 million of fees in 1999. However, results do not include interest expense on the Notes, which ceased to accrue on August 16, 1999. For the years ended December 31, 2000 and 1999, contractual interest expense would have been $12,079,000 and $10,936,000, respectively, of which $42,000 was actually recorded in 2000 and $6,767,000 was actually recorded in 1999. In addition, results for 1999 include income from the proceeds received by New Claridge as a result of the settlement of the self- parking garage arbitration proceedings.

      New Claridge earned total casino revenue during 2000 of $163,979,000, which was slightly higher than 1999 casino revenue of $163,833,000, which resulted from increased revenue from slot machines, offset by lower table games revenue, as further discussed below. Total citywide casino revenue in 2000, as reported, increased 3.3% over 1999 revenue.

      During 2000, New Claridge's table games drop (the amount of gaming chips purchased by patrons) decreased 9.1% from 1999 levels. In addition, the "hold" percentage (the percentage of win to drop) decreased slightly to 13.6% in 2000, from 13.8% in 1999, resulting in a 10.9% decrease in table games revenue, to $37,670,000 in 2000, from $42,474,000 in 1999. The decrease in revenue was offset by lower operating costs, including payroll and related marketing costs. Total citywide table games drop and revenue for 2000, as reported, remained in line with 1999 levels.

      Slot machine revenue earned by New Claridge during 2000 totaled $126,309,000, reflecting a 3.9% increase over 1999 slot revenue of $121,559,000. This increase was slightly lower than the increase in citywide slot machine revenue in 2000, as reported, of 4.5%. The increase in Claridge slot machine revenue is attributable, in part, to increased bus patron volumes during the first half of 2000 over 1999 volume, which had been reduced in an effort to reduce bus-related coin redemption costs.

      Atlantic City casinos continued during 2000 to market heavily to patrons who arrive by bus, and are issued incentives in the form of coin to play slot machines. During 2000, 709,000 patrons arrived at the Claridge by bus, and were issued $12,607,000 in coin incentives, for an average per patron of $18. This compares to 1999, when 677,000 bus patrons arrived at the Claridge and were issued $12,038,000 of coin incentives, also averaging $18 per patron. In addition to the bus programs, all Atlantic City casinos, including New Claridge, offer promotional incentives, in the form of coin or currency, to their customers through direct marketing programs, based on their level of gaming activity. Promotional incentives (coin) issued by New Claridge through its direct marketing programs during 2000 totaled $10,764,000, compared to $11,845,000 in 1999.

      Total hotel revenue in 2000 totaled $11,673,000, an increase of 8.6% over 1999 hotel revenue. This increase was due to an increase in the average room rate, to $69 in 2000, from $63 in 1999. Hotel occupancy for 2000 was 91%, slightly lower than the 1999 occupancy of 92%. Total food and beverage revenues during 2000 were $19,573,000, a 6.3% increase over 1999 revenues of $18,413,000.
The increase in food and beverage revenues is attributable to an increase in covers (the number of meals served) to 958,000 in 2000, from 953,000 in 1999, combined with an increase in the average price per cover, to $13.54 in 2000, from $12.92 in 1999. Promotional allowances, which represent the retail value of rooms, food, beverages, and showroom admissions provided free of charge to customers under various marketing programs, increased 6.5% in 2000, to $22,930,000, over 1999 levels. Cash revenues from rooms, food, beverage, and showroom admissions, increased 10.1% in 2000, to $8,800,000 over 1999 cash revenues of $7,993,000. Other income during 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self- parking garage arbitration proceedings.

      Total costs and expenses for 2000 were $179,831,000, reflecting a 4.3% decrease from 1999 expenses, due primarily to lower interest expense as a result of the Corporation's filing under Chapter 11 of the Bankruptcy Code on August 16, 1999. Casino operating expenses of $99,685,000 decreased slightly from 1999 levels, resulting from lower costs associated with table games operations and lower total coin redemption costs, offset somewhat by higher slot equipment rental costs. Food and beverage costs of $6,088,000 increased over 1999 levels due to increased business volumes. General and administrative expenses of $25,602,000 decreased 2.3% from 1999 expenses, due in part to decreased legal fees (which in 1999 related to the self-parking garage arbitration), lower payroll costs, and expenses in 1999 related to preparation for the "year 2000" issue. Rent expense to the Partnership for 2000 is higher than 1999, resulting in part from a $1 million annual decrease in the lease abatements permitted as per the terms of the sixth amendment to the Operating Lease and Expansion Operating Lease, as well as increased general and administrative costs of the Partnership (including legal fees associated with the Partnership's Chapter 11 filing), which are funded by New Claridge through the Operating Lease payments.

      Reorganization items during 2000 of $3,682,000 includes professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $4,542,000, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing of $860,000. During 1999, reorganization items included $1,268,000 of professional fees, offset by $142,000 of interest earned. In addition, the Corporation recorded an adjustment in 1999 to write down the balance of the Expandable Wraparound Mortgage, to an amount estimated to be the realizable value of the Hotel Assets. The total amount of this write down, which was included in reorganization items, was $37.6 million.

Results of Operations for the Year ended December 31, 1999

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

      New Claridge's table games drop for 1999 decreased 4.7% from the 1998 drop; however, due to a slight increase in the "hold" percentage, 1999 table games revenue of $42,274,000 was 3.4% lower than 1998 table games revenue of $43,762,000. Table games revenue for 1998 reflected a significant 11.5% increase over 1997 revenue. Citywide, table games drop and revenue for 1999, as reported, remained in line with 1998 levels.

      Slot machine revenues reported by New Claridge during 1999 were $121,559,000, reflecting a slight decline from 1998 slot machine revenues of $122,248,000. Citywide slot machine revenue, as reported, for 1999 increased 4.5% over 1998 revenues. The average number of slot machines available in 1999, both at the Claridge and citywide, remained consistent with 1998 levels.

      During the fourth quarter of 1998, in response to the acceleration of increasing bus coin incentives, New Claridge purposely reduced its bus program volumes in order to reduce the related costs; the number of bus passengers brought to the Claridge during the fourth quarter of 1998 was approximately 37% lower than in the same period of 1997. To offset the decrease in bus patrons, marketing programs such as double coin incentive bonuses and one-day gift giveaways were increased, to focus on increasing the drive-in segment of the business. This marketing strategy continued through the first half of 1999. During the second half of 1999, while the drive-in promotions continued, bus program volumes began to be increased, although coin incentives issued to bus patrons were in line with 1998 levels. During the second half of 1999, 369,000 patrons arrived at the Claridge by bus, and were issued an average of $18 in coin incentives per patron, in line with the second half of 1998 levels of 377,000 patrons, also at an average of $18 per patron. In total during 1999, 677,000 casino patrons arrived at the Claridge by bus, and were issued $12,038,000 of coin incentives, for an average of approximately $18 per patron. This compares to 842,000 bus patrons in 1998, with total coin incentives of $13,500,000, or an average of $16 per patron. In addition, promotional incentives issued through New Claridge's direct marketing program (which in 1999 and 1998 included coin and gaming chips) totalled $11,845,000 in 1999, compared to $11,612,000 in 1998.

      Hotel revenues in 1999 totalled $10,745,000, an increase of 12.2% over 1998 hotel room revenues. This increase was due to a higher rooms occupancy rate (92% in 1999 compared to 89% in 1998), combined with a higher average room rate ($63 in 1999 compared to $59 in 1998). The higher rooms volume was reflected primarily in the tour group segment of the business. Food and beverage revenues during 1999 were $18,413,000, reflecting a 3.0% decrease from 1998 revenues of $18,989,000. This decrease was primarily due to the closing of New Claridge's buffet in late 1998 as part of the refocusing of marketing efforts to reduce bus program volumes. As a result, the total number of covers declined to 953,000 in 1999, from 1,163,000 in 1998; however, the average price per cover increased to $12.92 in 1999, from $11.22 in 1998. During August 1999, New Claridge opened "Pronto", a self-service, fast food Italian eatery, to assist in servicing the increased customer volumes as the bus program volumes began to increase. Promotional allowances increased 7.3% in 1999, to $21,522,000, over 1998 levels. Other income for 1999 includes the $2.3 million received by New Claridge in February 1999 as a result of the settlement of the self-parking garage arbitration proceedings.

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

      Reorganization expenses for 1999 includes professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $1,268,000, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing. In addition, as a result of the Corporation's and New

Claridge's Chapter 11 filing, as well as the Partnership's Chapter 11 filing on October 5, 1999, the Expandable Wraparound Mortgage became impaired. As a result, the Corporation recorded an adjustment in 1999 to write- down the balance of the Expandable Wraparound Mortgage, to an amount estimated to be the realizable value of the Hotel Assets. The total amount of this write-down was $37.6 million.

      For the year ended December 31, 1999, the Corporation did not record any income taxes. Since the Corporation was in a loss position, any resulting tax benefit would be offset by a corresponding increase in the valuation allowance.

Liquidity and Capital Resources

Financial Condition

      On January 31, 1994, the Corporation completed an offering of $85 million of Notes (see Item 1. "Business - Corporate Structure"). The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien would be subordinated to liens that might be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

      The net proceeds of the Notes, totalling $82.2 million, were used as follows: (i) to repay the then outstanding debt of the Corporation under the Revolving Credit and Term Loan Agreement of approximately $35 million, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens, at a cost of approximately $12.7 million; (iii) to purchase property in 1995 and construct on that property a self- parking garage, which opened in 1996, at a cost (excluding capitalized interest of approximately $2.2 million) of approximately $28 million (of which approximately $7.5 million represents the cost of acquiring the land and approximately $20.5 million represents costs attributable to building the garage facility); and (iv) to acquire the Contingent Payment Option (see Item 1. "Business - Contingent Payment") at a cost of $1 million. With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

      The Corporation has experienced recurring losses and deterioration in its cash flow since 1996. Since the Corporation does not have substantial cash reserves or access to a line of credit, the Corporation needed to experience significant improvement in operating results in 1997 over 1996 levels in order to meet its on-going obligations, including the interest due on the Notes. Although operating results in 1997 did improve over 1996 levels, due primarily to the positive impact of the availability of the self-parking garage, lower bus package pricing, and other cost containment initiatives, operating results in 1998 fell below 1997 levels due to increased competition for casino customers. In 1998, the Corporation experienced a net loss of $9.4 million, compared to a net loss of $6.0 million in 1997.

      In view of the operating results of New Claridge in 1998, and in order to meet its obligations, management of the Corporation took several steps to enhance its cash position, through both operational changes, and certain transactions with PDS Financial Corporation and the CRDA. In addition, in February 1999, the Corporation and New Claridge agreed to a settlement of approximately $2.3 million in the arbitration proceedings concerning the accident which took place in New Claridge's self-parking garage in July 1996. The settlement proceeds were received by New Claridge in late February 1999.

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

      Management of the Corporation believes that this filing permitted the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of December 31, 2000, the Corporation had approximately $19.5 million of cash and cash equivalents. General and administrative expenses, primarily for professional fees, have increased as a result of the bankruptcy proceeding. Through December 31, 2000, such expenses totalled approximately $5.8 million, of which approximately $3.0 million has been paid as of December 31, 2000.

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

      While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, management of the Corporation intended to seek, in the Chapter 11 proceeding, to reduce the Corporation's debt obligations to a level that it believes is consistent with the sustainable level of cash to be generated by the Claridge. At the same time, management intended to seek to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement with the Bankruptcy Court, which plan provided for the above discussed financial restructuring. On April 5, 2000, in response to objections raised by the trustee for the noteholders, the United States Trustee, and others, the Corporation, New Claridge, and the Partnership filed an amended plan of reorganization and disclosure statement. The adequacy of the amended plan was approved by the Bankruptcy Court on May 9, 2000, which allowed for the amended plan to be submitted to the

Corporation's creditors for a vote. On July 18, 2000, the Corporation announced the results of that vote: the holders of the Corporation's Notes voted to reject the amended plan; management of the Corporation believes that the unsecured creditors voted to accept the amended plan. The Corporation had intended to pursue confirmation of the amended plan under Section 1129B of the Bankruptcy Code, which allows for the Bankruptcy Court judge to confirm the amended plan through the "cramdown" procedure, at the confirmation hearing, which was scheduled to begin September 6, 2000.

      However, on August 11, 2000, the Bankruptcy Court judge granted permission to the Official Secured Noteholders Committee (the "Committee") to hire an investment banker to try to locate potential investors to submit competing reorganization plans. The two primary offers which were considered by the Corporation's Board of Directors (the "Board") were submitted by Park Place Entertainment Corporation ("PPE")(owner and operator of Bally's Park Place, Incorporated, the Atlantic City Hilton Casino Resort, and Caesars Atlantic City casinos in Atlantic City) and GB Holdings, Incorporated ("GBHI") (owner and operator of the Sands Hotel and Casino in Atlantic City). After evaluation by the Board and its financial and legal advisors, the Corporation informed the Bankruptcy Court judge that it intended to pursue the bid submitted by PPE. The GBHI offer expired by its own terms on October 13, 2000.

      On November 28, 2000, the Corporation filed a second amended joint plan of reorganization and a second amended disclosure statement, which included an executed copy of the purchase and sale agreement between the Corporation and PPE. The second amended joint plan of reorganization provides for a sale of substantially all of the assets of New Claridge and the Partnership to PPE. Certain amendments were subsequently made to this plan, and on March 27, 2001, the fourth amended joint plan of reorganization and fourth amended disclosure statement (the "Plan") were approved by the Bankruptcy Court to be submitted to the creditors for a vote. Pursuant to the terms of the Plan, the secured noteholders would receive approximately an 83% recovery on their claim of $90.5 million, and the unsecured creditors would receive approximately 61.5% of their claim. If the creditors vote to accept the Plan, the Bankruptcy Court has scheduled May 16, 2001 as the date for the confirmation hearing for the Plan.

      At December 31, 2000, the Corporation had working capital of $10,757,000, compared to working capital of $10,952,000 at December 31, 1999. The decrease in working capital was principally attributable to an increase in accounts payable of $1,178,000 and an increase in reorganization costs payable of $2,041,000, offset by an increase in cash and cash equivalents of $2,632,000 and an increase in prepaid expenses and other current assets of $601,000.

      For the year ended December 31, 2000, cash provided by operating activities was $6,165,000, compared to cash provided by operating activities of $8,698,000 for the year ended December 31, 1999. Cash payments for professional fees related to the Chapter 11 filing were approximately $2.5 million in 2000, compared to approximately $455,000 in 1999. As a result of the Chapter 11 filing on August 16, 1999, the interest payments due on the Notes have not been made; therefore, interest payments in 2000 were approximately $5 million lower than in 1999. Cash provided by operating activities in 1999 was improved by the deferral, on March 1, 1999, of $1.1 million of basic rent payable to the Partnership under the Operating Lease and Expansion Operating Lease, as well as the $2.3 million received as a result of the settlement of the garage arbitration proceedings. In addition, rental payments made to the Partnership in 2000 were higher than in 1999, due in part to the $1 million annual decrease in lease abatements permitted as per the terms of the sixth amendment to the Operating Lease and Expansion Operating Lease. Cash used in investment activities in 2000 was $3,408,000, compared to $1,249,000 in 1999. Cash provided by investment activities in 1999 was primarily from the receipt of Expandable Wraparound Mortgage principal payments of approximately $1.7 million, offset by new FF&E Loans made to the Partnership and other purchases of property and equipment totalling approximately $550,000, and the payment of CRDA obligations of approximately $2.3 million. During 2000, cash receipts from

Expandable Wraparound Mortgage principal payments were $2.8 million, while cash used for the purchase of property and equipment was approximately $3.9 million, and the payment of CRDA obligations was approximately $2.1 million. Cash used in financing activities in 2000 and 1999 of $125,000 and $413,000, respectively, represent payments of capital lease obligations for certain gaming equipment.

      For the year ended December 31, 2000, the Corporation's "Adjusted EBITDA" was $6,866,000, compared to $10,714,000 for the year ended December 31, 1999. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles. For the year ended December 31, 2000, the ratio of earnings (defined as pre-tax income
(loss) from continuing operations, adjusted to exclude fixed charges consisting of interest expense, interest capitalized, and such portion of rental expense as can be demonstrated to be representative of the interest factor) to fixed charges increased to 1.07, from (1.58) in 1999, and compared to .52 in 1998. The deficiency of earnings to fixed charges in 1999, 1998 and 1997 was $38,133,000, $9,358,000, and $5,922,000, respectively. The reduction in this ratio in 1999 from 1998 was primarily due to the impairment loss on the Expandable Wraparound Mortgage. (See "Relationship with the Partnership", below).

Relationship with the Partnership

      The current relationships and agreements between the Corporation, New Claridge and the Partnership, each of which would be terminated under the terms of the proposed Plan, are described in detail in Item 1. "Business - Certain Agreements between the Corporation, New Claridge and the Partnership".

      Under the terms of the Expandable Wraparound Mortgage, New Claridge is not permitted to foreclose on the Expandable Wraparound Mortgage and take ownership of the Hotel Assets so long as a senior mortgage is outstanding. The face amount outstanding of the Expandable Wraparound Mortgage at December 31, 2000 (including the outstanding FF&E Loans and the $20 million of deferred interest) was $82.0 million.

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

Income Taxes

      No tax expense was recorded for the year ended December 31, 2000, due to a decrease in the valuation allowance provided. No tax benefit was recorded for the year ended December 31 1999, due to the increase in the valuation allowance provided, resulting from the uncertainty of realizing any tax benefit in future periods as a result of the current financial condition of the Corporation (see
Item 1. "Business - Current Developments").

Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133" ("SFAS 138"). SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It also requires that all derivatives be marked to market on an ongoing basis and applies whether the derivatives are stand-alone instruments or embedded derivatives. These market value adjustments are to be included either in the statement of earnings or other comprehensive income, depending on the nature of the hedged transaction. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 30, 2000; the Corporation will adopt SFAS 133 and SFAS 138 on January 1, 2001. As of December 31, 2000, the Corporation had no freestanding derivative instruments in place and had no material amount of embedded derivative instruments. Based on the Corporation's application of SFAS 133 and SFAS 138, their adoption will have no materially adverse effect on the Corporation's consolidated financial statements.

Factors Which May Influence the Corporation's Future Operating Results

      If the Corporation's creditors approve the Plan, as to which there can be no assurance, the Corporation and its subsidiaries would be liquidated.

      As a result of current high room occupancy rates, a more favorable regulatory climate, the reduced threat of competition from potential new gaming jurisdictions, and significant infrastructure developments making Atlantic City more accessible, significant new investments are planned, including the expansion of existing casinos and the construction of several new casinos. As more of these facilities are opened, it is possible that the increased casino capacity will not be absorbed as quickly as it is opened, and competition for gaming patrons will heighten. In addition, casino activity outside of Atlantic City could have an impact on the Atlantic City gaming market. Although the expansion of legalized gaming throughout the United States in recent years has slowed somewhat, current operations in certain markets, most notably Indian gaming in Connecticut and slot machine facilities at the Delaware racetracks, have had, and may continue to have, an impact on the Atlantic City casino industry. (See Item 1. "Business - Competition".) In addition, although New York and Pennsylvania have not, to date, been successful in legalizing casino gaming, management believes that, should casino gaming be legalized in the future in those states, the effects on Atlantic City casinos would depend on the form and scope of such gaming.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        No effect.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Financial Statement Schedules are set forth at pages F-1 to F-31 of this report.

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THIS REGISTRANT

      Name                         Office                                   Age
      ----                         ------                                   ---
      James M. Montgomery          Chairman, Director                        61
      David W. Brenner             Director                                  65
      Shannon L. Bybee             Director                                  62
      A. Bruce Crawley             Director                                  55
      Ned P. DeWitt                Director                                  61
      Mark H. Sayers               Director                                  51
      Robert M. Renneisen          Director                                  54
      Frank A. Bellis, Jr.         Chief Executive Officer, Director         47
      Jean I. Abbott               Executive Vice President                  45
      Albert T. Britton            Executive Vice President                  44
      Glenn S. Lillie              Vice President                            52

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

      Mr. DeWitt has served as a member of the Board since May 1995. He currently serves as President of Crave Entertainment Corporation. From July 1997 to November 1999, Mr. DeWitt was Chairman and Chief Executive Officer of U'Race Corporation and a member of the Board of Directors of LBE Technologies, Incorporated, in Saratoga, California. Mr. DeWitt served as President, Chief Executive Officer of LBE Technologies, Incorporated from November 1994 to February 1997. From November 1993 to August 1994, he served as President of SEGA Enterprises, (USA) in Redwood City, California. Mr. DeWitt also served as President of the Entertainment Group of Madison Square Garden from July 1990 to August 1991, and as President of Source Service Corporation from December 1986 to April 1989. He also served, from 1973 through 1982, as President and Chief Executive Officer of Six Flags Corporation.

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

Item 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

      The following summary compensation table sets forth the aggregate compensation paid or accrued by New Claridge for services rendered during the years ended December 31, 2000, 1999 and 1998 to the Chief Executive Officer and the four most highly compensated executive offices of New Claridge.

                                           Annual Compensation
                                      ----------------------------          Other Annual                 Other
Name and Position                  Year        Salary        Bonus         Compensation (1)        Compensation (2)
-----------------                  ----        ------        -----         ----------------        ----------------
Frank A. Bellis, Jr.               2000       $267,788       $ -0-              $2,000                 $   -0-
Chief Executive Officer            1999        170,384         -0-               2,000                     -0-
 of New Claridge                   1998        151,634         -0-               1,466                     -0-

Albert T. Britton                  2000        215,673         -0-               2,000                     -0-
President/Chief Operating          1999        205,000         -0-               2,000                   8,557
 Officer of New Claridge           1998        205,000         -0-               1,284                  53,816

Jean I. Abbott                     2000        182,115         -0-               2,000                     -0-
Executive Vice President           1999        175,000         -0-               2,000                   5,851
 of Finance/Corporate              1998        171,469         -0-               1,491                  39,051
 Development of New
 Claridge

Howard J. Klein                    2000        160,500         -0-                 -0-                     -0-
Senior Vice President of           1999        160,500         -0-               1,327                     -0-
 Marketing of New Claridge         1998        160,500         -0-                 -0-                     -0-

Roy A. Young                       2000        167,115         -0-               2,000                     -0-
Senior Vice President of           1999        160,000         -0-               1,577                     -0-
 Hotel Operations of New           1998        134,738         -0-                 -0-                     -0-
 Claridge (3)

(1) Amounts reported in this column were paid pursuant to the Retirement Savings Plan of New Claridge.

(2) Amounts reported in this column represent amounts accrued with respect to the Corporation's future liability pursuant to the Corporation's Supplemental Executive Retirement Plan.

(3)  Roy A. Young became an employee of New Claridge effective February 1998.

Employment Agreements

      New Claridge is a party to employment agreements with its executive officers, effective January 1, 2001. The agreements are for a term ending on December 31, 2001 and may be extended upon specific action of the Board. In the event that any of the executive officers are terminated without cause (as defined in the employment agreements), the executive officer is entitled to receive a termination payment in an amount equal to 125% of his or her current base annual salary.

      The current base annual salaries under the agreements are as follows:
Frank A. Bellis, Chief Executive Officer, $302,500; Albert T. Britton, President/Chief Operating Officer, $242,000; Jean I. Abbott, Executive Vice President of Finance and Corporate Development, $203,000; John R. Ceresani, Vice President of Human Resources and Security, $131,000; Howard J. Klein, Senior Vice President of Marketing, $175,000; Glenn S. Lillie, Vice President of Marketing Communications, $140,000; Arthur M. Lucchesi, Vice President of Information Technology, $141,000; Laura L. Palazzo, Vice President - Controller, $131,000; and Roy A. Young, Senior Vice President of Hotel Operations, $185,000.

      Additionally, in the event of a change of control (as defined in the employment agreements) of the Corporation and the subsequent termination of the executive officer's employment consistent with the terms of the employment agreement, the employment agreements provide for severance amounts equal to two times the executive officer's current annual salary.

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

      b. Retirement Savings Plan. New Claridge employees participate in a profit-sharing plan named the "Retirement Savings Plan." This plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Retirement Savings Plan, for up to the first 5% of an employee's salary, which is contributed at the direction of the employee from amounts he or she would otherwise have received as current compensation, New Claridge contributed an amount equal to 25% of the employee's contribution in 2000. Employees could contribute a maximum of 20% of their base salary, but not in excess of $10,500 in 2000. An employee's account may be paid out, at the employee's election, in one cash payment or in installment payments over a ten-year period.

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

      Effective November 11, 1998, additional accumulation of SERP benefits ceased. Participants remain entitled to only those SERP benefits which had accrued to that date. The participants in the SERP, the value of their units and their early retirement ages are set forth below:


                                                 Unit             Units             Early
      Name of Participant            Age         Value         Accumulated       Retirement
      -------------------            ---         -----         -----------       ----------
      Robert M. Renneisen            54         $10,000             5                55
      Albert T. Britton              44           6,000             5                55
      Jean I. Abbott                 45           6,000             3                55

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 2000, there were no beneficial owners of more than 5% of the Corporation's Class A Stock.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership has a direct material interest in the Expandable Wraparound Mortgage Loan Agreement, the Operating Lease and the Expansion Operating Lease together with amendments thereto. See Item 1. "Business - Corporate Structure."

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

              2(b) Fourth Amended Joint Chapter 11 Plan of Reorganization of The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P.

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

              10(cc) Amended Employment Agreement between Frank A. Bellis, Jr.
                     and The Claridge at Park Place, Incorporated, effective January 1, 2001.

              10(cd) Amended Employment Agreement between Albert T. Britton and
                     The Claridge at Park Place, Incorporated, effective January 1, 2001.

              10(ce) Amended Employment Agreement between Jean I. Abbott and The
                     Claridge at Park Place, Incorporated, effective January 1, 2001.

              10(cf) Amended Employment Agreement between Glenn Lillie and The
                     Claridge at Park Place, Incorporated, effective January 1, 2001.

              10(cg) Agreement of Purchase and Sale Between The Claridge at
                     Park Place, Incorporated and Atlantic City Boardwalk Associate, L.P., Seller, and Park Place Entertainment Corporation, Buyer, dated November 28, 2000.

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

              12(b) Statement of Computation of Ratio of Earnings to Fixed Charges.

              22(a) Subsidiaries of the Corporation. Incorporated by reference to Exhibit 22(a) to Form 10- K for the year ended December 31, 1995.

              99(b) Fourth Amended Disclosure Statement pursuant to 11 U.S.C. 1125 on Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CLARIDGE HOTEL AND CASINO CORPORATION

Dated:  March 30, 2001        By: /s/ FRANK A. BELLIS, JR.           By: /s/ JEAN I. ABBOTT
----------------------        ---------------------------            ----------------------
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

         Signature                                   Capacity                                        Date
         ---------                                   --------                                        ----
/s/ JAMES M. MONTGOMERY                              Chairman, Director                          March 30, 2001
------------------------
James M. Montgomery

/s/ DAVID W. BRENNER                                 Director                                    March 30, 2001
------------------------
David W. Brenner

/s/ SHANNON L. BYBEE                                 Director                                    March 30, 2001
------------------------
Shannon L. Bybee

/s/ A. BRUCE CRAWLEY                                 Director                                    March 30, 2001
------------------------
A. Bruce Crawley

/s/ NED P. DEWITT                                    Director                                    March 30, 2001
------------------------
Ned P. DeWitt

/s/ MARK H. SAYERS                                   Director                                    March 30, 2001
------------------------
Mark H. Sayers

/s/ ROBERT M. RENNEISEN                              Director                                    March 30, 2001
------------------------
Robert M. Renneisen

/s/ FRANK A. BELLIS, JR.                             Chief Executive Officer, Director           March 30, 2001
------------------------
Frank A. Bellis

/s/ JEAN I ABBOTT                                    Executive Vice President                    March 30, 2001
------------------------                             (Chief Financial Officer/
Jean I. Abbott                                        Treasurer/Principal
                                                       Accounting Officer)

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                        Page
                                                                    Reference In
                                                                     Report on
                                                                     Form 10-K
                                                                     ---------

Independent Auditors' Report............................................ F-2

Consolidated Balance Sheets at December 31, 2000 and 1999............... F-3

Consolidated Statements of Operations and Accumulated Deficit
  for the Years Ended December 31, 2000, 1999 and 1998.................. F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998...................................... F-5

Notes to Consolidated Financial Statements.............................. F-7

Financial Statement Schedule II - Valuation and Qualifying Accounts..... F-31


         All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          Independent Auditors' Report


The Board of Directors and Stockholders
The Claridge Hotel and Casino Corporation:


We have audited the consolidated financial statements of The Claridge Hotel and Casino Corporation and subsidiaries (the Corporation) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Claridge Hotel and Casino Corporation and subsidiaries at December 31, 2000 and 1999, the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                                           KPMG LLP
Short Hills, New Jersey
March 27, 2001

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                             (dollars in thousands)

                                                                                                 2000              1999
                                                                                               ---------         --------
Assets
Current Assets:
     Cash and cash equivalents                                                                  $ 19,466             16,834
     Receivables, net (including $6,140 and $6,269 in 2000
       and 1999, respectively, due from Partnership) (note 4)                                      8,177              7,977
     Inventories                                                                                     264                332
     Prepaid expenses and other current assets                                                     3,690              3,089
                                                                                                --------            -------
         Total current assets                                                                     31,597             28,232
                                                                                                --------            -------

Property and equipment (notes 5 and 9)                                                            44,595             42,041
Less accumulated depreciation and amortization                                                   (13,591)           (13,699)
                                                                                                --------            -------
         Net property and equipment                                                               31,004             28,342
                                                                                                --------            -------

Long-term receivables due from Partnership (note 4)                                               39,318             41,831
Deferred charges at cost, less accumulated amortization                                              889              1,076
Other assets (note 6)                                                                              4,285              3,041
                                                                                                --------            -------
                                                                                                $107,093            102,522
                                                                                                ========           ========
Liabilities and Stockholders' Deficiency
Current Liabilities Not Subject to Compromise:
     Current maturities of long-term debt (note 8)                                              $      1                125
     Accounts payable                                                                              4,080              2,902
     Other current liabilities (note 7)                                                           16,759             14,253
                                                                                                --------            -------
         Total current liabilities not subject to compromise                                      20,840             17,280
                                                                                                --------            -------

Liabilities Subject to Compromise (note 8)                                                       146,046            145,259

Long-term debt (notes 8 and 9)                                                                       -0-                  1
Deferred income taxes (note 12)                                                                    1,865              2,046
Other noncurrent liabilities (notes 8 and 10)                                                      1,244              1,354

Commitments and contingent liabilities (notes 13 and 15)

Stockholders' deficiency (notes 16 and 17):
     Common stock
       Class A, par value $.001, authorized and issued 5,062,500 shares                                5                  5
     Additional paid-in capital                                                                    5,048              5,048
     Accumulated deficit                                                                         (67,955)           (68,471)
                                                                                                --------            -------
         Total stockholders' deficiency                                                          (62,902)           (63,418)
                                                                                                --------            -------

                                                                                                $107,093            102,522
                                                                                                ========            =======

          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
          Consolidated Statements of Operations and Accumulated Deficit
              For the Years Ended December 31, 2000, 1999 and 1998
                      (in thousands except per share data)

                                                                             2000                1999               1998
                                                                           --------            --------           --------
Revenue:
     Casino                                                                $163,979             163,833            166,010
     Hotel                                                                   11,673              10,745              9,576
     Food and beverage                                                       19,573              18,413             18,989
     Interest from the Partnership                                            8,907              11,632             12,039
     Interest, other                                                            101                 360                757
     Other                                                                    2,726               5,089              3,685
                                                                           --------            --------           --------
                                                                            206,959             210,072            211,056
     Less promotional allowances (note 11)                                   22,930              21,522             20,056
                                                                           --------            --------           --------
         Net revenues                                                       184,029             188,550            191,000
                                                                           --------            --------           --------

Costs and expenses:
     Casino                                                                  99,685             100,576            102,150
     Hotel                                                                    2,980               2,897              2,470
     Food and beverage                                                        6,088               5,556              7,948
     Other                                                                    2,588               2,782              2,689
     Rent expense to the Partnership (note 13)                               25,762              24,028             26,374
     Rent expense, other (note 13)                                            1,106               1,189              1,253
     General and administrative                                              25,602              26,211             27,662
     Gaming taxes                                                            13,093              13,024             13,194
     Reinvestment obligation expenses (note 6)                                  831               2,127              2,474
     Provision for uncollectible accounts                                       325               1,043              1,128
     Depreciation and amortization                                            1,729               1,819              2,554
     Interest expense (contractual interest of $12,079 in 2000
         and $10,936 in 1999)(note 8)                                            42               6,767             10,519
                                                                           --------            --------           --------
         Total costs and expenses                                           179,831             188,019            200,415
                                                                           --------            --------           --------

Income (loss) before reorganization items                                     4,198                 531             (9,415)
Reorganization items:
     Professional fees                                                       (4,542)             (1,268)               -0-
     Interest earned from accumulated cash resulting
         from Chapter 11 proceeding                                             860                 142                -0-
     Provision for valuation allowance (note 4)                                 -0-             (37,595)               -0-
                                                                           --------            --------           --------
                                                                             (3,682)            (38,721)               -0-
                                                                           --------            --------           --------
Net income (loss)                                                               516             (38,190)            (9,415)
                                                                           --------            --------           --------

Accumulated deficit at beginning of year                                    (68,471)            (30,281)           (20,866)
                                                                           --------            --------           --------

Accumulated deficit at end of year                                         $(67,955)            (68,471)           (30,281)
                                                                           ========            ========           ========

Net income (loss) per share - basic and diluted (note 3(i))                $    .10               (7.54)             (1.89)
                                                                           ========            ========           ========

           See accompanying notes to consolidated financial statements

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                             2000                1999               1998
                                                                           --------            --------           --------
Cash flows from operating activities:
     Net income (loss)                                                      $   516             (38,190)            (9,415)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
        Depreciation and amortization                                         1,729               1,819              2,554
        Deferred rent to the Partnership                                        931               1,242            (10,679)
        Deferred interest receivable and
          discount from the Partnership                                         -0-              (2,314)            (2,014)
        Reinvestment obligation expenses                                        831               2,127              2,474
        (Gain) loss on disposal of assets                                       (80)               (159)                 1
        Deferred income taxes - noncurrent                                     (104)                -0-                 (1)
        Reorganization items                                                  3,682               1,126                -0-
        Change in assets and liabilities:
         Increase in receivables, net, excluding
           current portion of long-term receivables                            (504)             (1,293)              (663)
         Decrease (increase) in inventories                                      68                 (23)               (39)
         (Increase) decrease in prepaid expenses and
           other current assets                                                (601)               (354)               200
         Increase in accounts payable                                         1,085               2,569                333
         Increase in other current liabilities                                  337               4,883                209
         Increase (decrease) in other noncurrent liabilities                    (84)                (17)               305
                                                                             ------             -------            -------

             Net cash provided by (used in) operating
                activities before reorganization items                        7,806             (28,584)           (16,735)

     Reorganization items:
         Professional fees paid                                              (2,501)               (455)               -0-
         Interest earned on accumulated cash resulting from
           Chapter 11 proceeding                                                860                 142                -0-
         Impairment loss                                                        -0-              37,595                -0-
                                                                             ------             -------            -------

             Net cash provided by (used in) operating
                activities                                                    6,165               8,698            (16,735)
                                                                             ------             -------            -------

                                   (continued)

           See accompanying notes to consolidated financial statements

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                 Consolidated Statements of Cash Flows (Cont'd.)
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                             2000                1999               1998
                                                                           --------            --------           --------
Cash flows from investment activities:
     Increase in deferred charges                                          $   (373)                (93)               (48)
     Additions to property and equipment                                     (3,852)               (239)              (228)
     Additions to other assets                                               (2,075)             (2,276)            (1,662)
     Proceeds from disposition of property                                       75                 -0-              1,826
     Increase in long-term receivables                                          -0-                (309)              (660)
     Collection of long-term receivables                                      2,817               1,668             15,115
                                                                           --------             -------            -------

         Net cash (used in) provided by
           investment activities                                             (3,408)             (1,249)            14,343
                                                                           --------             -------            -------

Cash flows from financing activities -
     Payment of long-term debt                                                 (125)               (413)              (234)
                                                                           --------             -------            -------


         Increase (decrease) in cash and cash equivalents                     2,632               7,036             (2,626)

Cash and cash equivalents at beginning of year                               16,834               9,798             12,424
                                                                           --------             -------            -------

Cash and cash equivalents at end of year                                   $ 19,466              16,834              9,798
                                                                           ========             =======            =======


Supplemental cash flow disclosures:
     Interest paid                                                         $     42               5,218             10,087
                                                                           ========             =======            =======

     Income taxes paid                                                     $    -0-                 -0-               -0-
                                                                           ========             =======            =======

Non-cash financing and investing activities:
     Capital lease obligation incurred to acquire
         Casino Assets                                                     $    -0-                  18                693
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

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes") due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non- recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien would be subordinated to liens that might be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any lien which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. (See Note 9, "Long-Term Debt".)

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

        On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement with the Bankruptcy Court. On April 5, 2000, in response to objections raised by the trustee for the noteholders, the United States Trustee, and others, the Corporation, New Claridge, and the Partnership filed an amended plan of reorganization and disclosure statement. The adequacy of the amended plan was approved by the Bankruptcy Court on May 9, 2000, which allowed for the amended plan to be submitted to the Corporation's creditors for a vote. On July 18, 2000, the Corporation announced the results of that vote: the holders of the Corporation's Notes voted to reject the amended plan; management of the Corporation believes that the unsecured creditors voted to accept the amended plan. The Corporation had intended to pursue confirmation of the amended plan under Section 1129B of the Bankruptcy Code, which allows for the Bankruptcy Court judge to confirm the amended plan through the "cramdown" procedure, at the confirmation hearing, which was scheduled to begin September 6, 2000.

        However, on August 11, 2000, the Bankruptcy Court judge granted permission to the Official Secured Noteholders Committee (the "Committee") to hire an investment banker to attempt to locate potential investors to submit competing reorganization plans. The two primary offers which were considered by the Corporation's Board of Directors (the "Board") were submitted by Park Place Entertainment Corporation ("PPE") (owner and operator of Bally's Park Place, Incorporated, the Atlantic City Hilton Casino Resort, and Caesars Atlantic City casinos in Atlantic City) and GB Holdings, Incorporated ("GBHI") (owner and operator of the Sands Hotel and Casino in Atlantic City). After evaluation by the Board and its financial and legal advisors, the Corporation informed the Bankruptcy Court judge that it intended to pursue the bid submitted by PPE. The GBHI offer expired by its own terms on October 13, 2000.

        On November 28, 2000, the Corporation filed a second amended joint plan of reorganization and a second amended disclosure statement, which included an executed copy of the purchase and sale agreement between the Corporation and PPE. The second amended joint plan of reorganization provides for a sale of substantially all of the assets of New Claridge and the Partnership to PPE. Certain amendments were subsequently made to this plan, and on March 27, 2001, the fourth amended joint plan of reorganization and fourth amended disclosure statement (the "Plan") were approved by the Bankruptcy Court to be submitted to the creditors for a vote. Pursuant to the terms of the Plan, the secured noteholders would receive

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

2.      SIGNIFICANT EVENTS (continued)

        approximately an 83% recovery on their claim of $90.5 million, and the unsecured creditors would receive approximately 61.5% of their claim. If the creditors vote to accept the Plan, the Bankruptcy Court has scheduled May 16, 2001 as the date for the confirmation hearing of the Plan.

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in accordance with Statement of Position 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code," and include disclosure of liabilities subject to compromise (see Note 8). The accompanying consolidated financial statements do not show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) contingencies, or the status and priority thereof; or (iii) as to stockholder accounts, the effect of any changes that may be made in the Corporation's business. The eventual outcome of these matters is not presently determinable.

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

        f)     Property and Equipment

               Property and equipment are recorded at cost, and are depreciated using the straight-line method over the following estimated useful lives:

                         Buildings                              39 years
                         Building improvements                  10 years
                         Automobiles                             3 years
                         Gaming equipment                        5 years
                         Computers and related equipment         5 years
                         Other equipment                         7 years

               Interest costs related to the construction of the garage facility were capitalized in 1996, and are being amortized over the estimated useful life of the garage.

        g)     Deferred Charges

               Deferred charges primarily relate to the January 31, 1994 issuance of the Notes. These charges, which totaled approximately $3.7 million, are being amortized over the term of the Notes. The unamortized amount of these charges would be written off upon confirmation of the proposed Plan. Accumulated amortization of these charges as of December 31, 2000 and 1999 was $3,233,000 and $2,766,000, respectively.

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

        i)     Income (Loss) Per Share

               Income (loss) per share is calculated by dividing net income
               (loss) by the weighted average shares outstanding (5,062,500 for the years ended December 31, 2000 and 1999, and 4,983,804 for the year ended December 31, 1998). Basic and diluted net income
               (loss) per share are the same for the years ended December 31, 2000, 1999, and 1998.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

4.      RECEIVABLES

        Receivables at December 31, 2000 and 1999 consist of the following:

        Current Receivables                                                                    2000            1999
                                                                                               ----            ----
                                                                                                 (in thousands)
                  Casino, less allowance for uncollectible accounts
                    of $859,000 and $1,180,000 at
                    December 31, 2000 and 1999, respectively                                $  1,042            1,092
                  Hotel, less allowance for uncollectible accounts
                    of $16,000 and $24,000 at December 31,
                    2000 and 1999, respectively                                                  217              126
                  Interest receivable due from the Partnership                                 1,583            1,591
                  Current portion of FF&E Promissory notes                                     2,865            3,169
                  Other, less allowance for uncollectible accounts
                    of $10,000 and $10,000 at December 31,
                    2000  and 1999, respectively                                               2,470            1,999
                                                                                             -------          -------
                                                                                             $ 8,177            7,977
                                                                                             =======          =======

         Long-Term Receivables

                  $127,000,000 Expandable Wraparound
                    Mortgage 14%, maturities through September
                    30, 2000 (net of $2,211,000 discount at
                    December 31, 2000 and 1999, respectively)                               $ 47,839           48,289
                  Deferred interest receivable, due
                    September 30, 2000                                                        20,000           20,000
                  FF&E promissory notes, 14%                                                   9,074           11,137
                  Valuation allowance                                                        (37,595)         (37,595)
                                                                                            --------          -------
                                                                                            $ 39,318           41,831
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

         Under the terms of the Expandable Wraparound Mortgage, New Claridge was obligated to loan the Partnership up to $25 million in the form of FF&E promissory notes ("FF&E Loans"), secured under the Expandable Wraparound Mortgage, for the purchase of property and equipment ("FF&E Replacements"). One half of the FF&E Loan principal is due in 48 months and the remaining balance is due 60 months from the date of issuance of the respective FF&E

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

4)       RECEIVABLES (continued)

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

         The Expandable Wraparound Mortgage has been amended from time to time. In the most recent amendment, which was effective September 30, 1998, the Corporation, New Claridge, and the Partnership agreed to amend the March 1997 restructuring agreement to provide for an extension of the maturity date of the Expandable Wraparound Mortgage to January 1, 2005. In addition, the Expandable Wraparound Mortgage Agreement and Note were amended to defer the principal payments which were payable during the fourth quarter of 1998 (totaling $3.5 million) to the earlier of (i) the maturity date of the Expandable Wraparound Mortgage Agreement and Note; (ii) such earlier date, if any, as the entire principal amount of the Expandable Wraparound Mortgage becomes due and payable; or (iii) the date on which any merger, consolidation or similar transaction to which the Corporation or New Claridge is a party, or any sale of all or substantially all of the assets of the Corporation or New Claridge is consummated, or any change of control of the Corporation or New Claridge occurs.

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

         As a result of the Corporation's and New Claridge's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, the Expandable Wraparound Mortgage became impaired. Therefore, during the fourth quarter of 1999, the Corporation recorded an adjustment to write-down the balance of the Expandable Wraparound Mortgage receivable to an amount estimated to be the realizable value of the Hotel Assets. The total amount of this write-down was $37.6 million.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                         2000           1999
                                                       --------        -------
                                                             (in thousands)

         Gaming equipment                              $ 12,345         12,593
         Land and land improvements                       7,598          7,598
         Building                                        20,070         20,070
         Building improvements                            1,260            -0-
         Leasehold improvements                             745            745
         Capital lease assets                               822            822
         Other furniture, fixtures and equipment          1,755            213
                                                       --------       --------

                                                       $ 44,595         42,041
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

         New Claridge has opted to deposit its reinvestment obligation funds with the State Treasurer. Through December 31, 2000, the Corporation has deposited approximately $24 million with the CRDA, of which $3,446,000 has been used to purchase bonds issued by the CRDA, approximately $17 million was subsequently donated to the CRDA (see discussion below), and $3,430,000 remains on deposit. Since interest on these bonds and funds deposited is paid at a discounted rate, New Claridge records a valuation allowance of approximately one-third of the reinvestment obligation. In addition, certain bonds issued by the CRDA have become impaired, and the payment of principal and interest on these bonds remains uncertain. As a result, New Claridge has recorded a valuation allowance for the full amount of its investment in these bonds, totaling $1,670,000.

         From time to time, New Claridge has made donations to the CRDA of funds which had previously been deposited with the State Treasurer. In exchange for certain of these donations, New Claridge received credits towards future obligations or cash credits, from the CRDA equal to 51% of the donations. As of December 31, 2000, all of these credits had been used.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

7.       OTHER CURRENT LIABILITIES

         Other current liabilities at December 31, 2000 and 1999 consist of the following:

                                                         2000             1999
                                                         ----             ----
                                                            (in thousands)

         Deferred rent                                 $   800            1,100
         Accrued payroll and related benefits            8,761            8,232
         Auto/general insurance reserves                   831              228
         Reorganization costs                            2,854              813
         Other current liabilities                       3,513            3,880
                                                       -------           ------
                                                       $16,759           14,253
                                                       =======           ======

         Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"). The Sixth Amendment provided for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions were met, and the $1.1 million of rent was deferred in March 1999. The $1.1 million of basic rent deferred is paid to the Partnership in monthly installments of $25,000, commencing January 1, 2000, until paid in full (subject to acceleration under certain circumstances).

         As of December 31, 2000 and 1999, deferred rent, current (which resulted from the 1989 restructuring transaction); accrued interest, First Mortgage Notes; accrued interest due to Partnership; and the auto and general liability reserves incurred prior to August 16, 1999 are included in "Liabilities Subject to Compromise" (see Note 8) as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 2) on August 16, 1999.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

8.       LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Payment of these liabilities may not be made except pursuant to an approved plan of reorganization or under the order of the Bankruptcy Court while the Corporation continues to operate as a debtor-in- possession. As of December 31, 2000 and 1999, liabilities subject to compromise consist of the following (in thousands):

                                                                           2000             1999
                                                                          ------           ------
         Accounts payable and accrued expenses                         $   3,158            3,251
         11 3/4% Notes (note 9)                                           85,000           85,000
         Accrued interest (note 7)                                         9,832            9,832
         Loan from the Partnership                                         3,600            3,600
         Deferred rent due to the Partnership (notes 7 and 13)            23,078           22,147
         Contingent Payment (note 10)                                     19,000           19,000
         Auto and general liability reserves (note 13)                       771            1,086
         Other (note 12)                                                   1,607            1,343
                                                                       ---------         --------
                                                                       $ 146,046          145,259
                                                                       =========         ========

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

         Accrued interest as of December 31, 2000 and 1999 of $9,832,000 consists of $5,440,000 of interest due on the Notes, and $4,392,000 of interest due on the $3.6 million loan from the Partnership. Interest on both of these items ceased to accrue as of August 16, 1999. Contractual interest expense for the years ended December 31, 2000 and 1999 would have been $12,079,000 and $10,936,000, respectively, of which $42,000 and $6,767,000 was actually recorded for the years ended December 31, 2000 and 1999, respectively.

9.       LONG-TERM DEBT

         On January 31, 1994, the Corporation completed an offering of $85 million of Notes due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on the Claridge's gaming and other assets, which lien would be subordinated to liens that might be placed on those gaming

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

9.       LONG-TERM DEBT (continued)

         and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any lien which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. A portion of the net proceeds of $82.2 million was used to repay in full the Corporation's outstanding debt under the Loan Agreement, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage. In conjunction with the full satisfaction of the Loan Agreement, the Corporation's $7.5 million revolving credit line arrangement was terminated.

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

         As of December 31, 2000 and 1999, the principal amount due on the Notes is included in "Liabilities Subject to Compromise" (see Note 8), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 2), on August 16, 1999. In addition, interest on the Notes ceased to accrue as of August 16, 1999. The interest payable on the Notes, as accrued through August 16, 1999 of $5,440,000, is also included in "Liabilities Subject to Compromise" (see Note 8).

10.      OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities at December 31, 2000 and 1999 consist of the following:

                                     2000           1999
                                    ------         ------
                                       (in thousands)
         License agreement          $ 1,219         1,294
         Other                           25            60
                                    -------        ------
                                    $ 1,244         1,354
                                    =======        ======

         Pursuant to the Restructuring Agreement, Webb retained an interest, which was assigned to the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is considered remote at this time. As of December 31, 2000, accrued interest would have amounted to approximately $98.5 million.

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

         On February 23, 1996, the Corporation acquired an option to purchase, at a discount from the carrying value, the Contingent Payment. The purchase price of the option of $1 million was recorded as an offset to the Contingent Payment liability which, prior to the Corporation's filing under Chapter 11, was included in other noncurrent liabilities on the Corporation's consolidated balance sheet. The option could have been exercised any time prior to December 31, 1997. Given its operating results (see Note 2), the Corporation was not able to exercise this Contingent Payment option, and it expired in accordance with its terms on December 31, 1997.

         As of December 31, 2000 and 1999, the Contingent Payment is included in "Liabilities Subject to Compromise" (see Note 8), as a result of the Corporation's filing for reorganization under Chapter 11 on August 16, 1999.

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

11.      PROMOTIONAL ALLOWANCES

         The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances, summarized below, for the years ended December 31, 2000, 1999 and 1998 has been charged to casino expenses (in thousands):

                                  2000                 1999               1998
                                  ----                 ----               ----

         Hotel                  $ 4,370                4,051              3,800
         Food and beverage       13,450               13,434             13,716
         Entertainment            1,095                1,000              1,073
                                -------               ------             ------

              Total             $18,915               18,485             18,589
                                =======               ======             ======

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

         The expense (benefit) for income taxes is comprised of the following (in thousands):

                          2000                 1999               1998
                          ----                 ----               ----
         Current:
           Federal       $ 181                  -0-                -0-
           State           -0-                  -0-                -0-
         Deferred         (181)                 -0-                -0-
                         -----                -----              -----

                         $ -0-                  -0-                -0-
                         =====                =====              =====

         The expense (benefit) for income taxes differs from the amount computed at the statutory rate as follows (in thousands):

                                                            2000                 1999               1998
                                                            ----                 ----               ----

         Computed "expected" tax expense (benefit)       $   175              (12,985)            (3,201)
         Increase (reduction) in income taxes
           resulting from:
           Change in the valuation allowance                (170)              15,515              4,391
           Expected state income tax, net of
             federal income tax expense (benefit)             31               (2,291)              (565)
           Meals and entertainment                           -0-                  -0-               (454)
           Other                                             (36)                (239)              (171)
                                                         -------              -------            -------

                                                         $   -0-                  -0-                -0-
                                                         =======              =======            =======

                                      F-19

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

12.      INCOME TAXES (continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below: thousands):

                                                                                          2000               1999
                                                                                          ----               ----
         Deferred tax assets:
           Net operating loss                                                           $ 16,825             19,220
           Rent leveling                                                                   4,313              3,940
           Accrued expenses                                                                1,743              1,641
           Deferred revenue                                                                  521                550
           Tax credit                                                                      1,121                940
           Difference between book and tax basis
              of other liabilities                                                         5,316              3,748
           Other                                                                             901                619
                                                                                        --------            -------
                  Total gross deferred tax assets                                         30,740             30,658
                  Less valuation allowance                                               (24,929)           (25,099)
                                                                                        --------            -------

                  Net deferred tax assets                                                  5,811              5,559
                                                                                        --------            -------

         Deferred tax liabilities:
           Gaming equipment, due to differences in depreciation                             (711)              (597)
           Difference between book and tax basis of
             Expandable Wraparound Mortgage receivable                                    (6,124)            (6,303)
           Difference between book and tax basis of receivables                             (841)              (705)
                                                                                        --------            -------

                  Total gross deferred tax liabilities                                    (7,676)            (7,605)
                                                                                        --------            -------

                  Net deferred tax liability                                            $ (1,865)            (2,046)
                                                                                        ========            =======

         The valuation allowance for deferred tax assets as of December 31, 1999 was $25,099,000. The net change in the total valuation allowance for the year ended December 31, 2000 was a decrease of $170,000.

         At December 31, 2000, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $44.3 million, none of which expire before the year 2016. These net operating loss carryforwards are available to offset future federal taxable income, if any. The Corporation also has tax credit carryforwards for income tax purposes of approximately $1,121,000, which are available to reduce future federal income taxes, if any, through 2002.

         During 1995 the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns were settled resulting in no additional expense to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

12.      INCOME TAXES (continued)

         1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements. As of December 31, 2000 and 1999, the amount of this settlement, including interest, has been included in "Liabilities Subject to Compromise" (see Note 8), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 2) on August 16, 1999.

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

         Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease years commencing October 1, 1998 1999, and 2000 was $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease.

         New Claridge is also required to pay, as additional rent, certain amounts including certain taxes, insurance, and other charges related to the occupancy of the land and Hotel Assets, certain expenses and debt service related to furniture, fixture and equipment replacements and building improvements, and the general and administrative costs of the Partnership.

         The terms of the Operating Lease and Expansion Operating Lease have been amended from time to time. The most recent amendment (the "Sixth Amendment"), which was effective September 30, 1998, allowed for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions, which must have occurred prior to March 2, 1999, included (i) New Claridge having received the proceeds in connection with its settlement of the parking garage arbitration; and (ii) the Corporation or New Claridge having paid the interest that was due on the Notes on February 1, 1999. New Claridge received the proceeds from the settlement of the parking garage litigation in February 1999, and paid the interest due on the Notes on March 2, 1999, within the 30-day grace period allowed in accordance with the terms of the Indenture. The $1.1 million of basic rent deferred in 1999 is to be paid to the Partnership in monthly installments of $25,000 commencing January 1, 2000

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

13.      OPERATING LEASE (continued)

         until paid in full (subject to acceleration in certain circumstances). This amendment also provided for additional abatements of rent, through December 31, 2004, as necessary to reduce the Partnership's cash flow to an amount necessary only to meet the Partnership's cash requirements; these abatements, however, are to be reduced by specified amounts for each period commencing January 1, 2000 and ending December 31, 2004 ($83,333 per month in 2000, $130,000 per month in 2001,
         $180,000 per month in 2002 and 2003, and $130,000 per month in 2004).

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

         If the Partnership should fail to make any payment due under the Expandable Wraparound Mortgage, New Claridge may exercise a right of offset against rent or other payments due under the Operating Lease and Expansion Operating Lease to the extent of any such deficiency. As a result of the Corporation and New Claridge's Chapter 11 filing, under the terms of the Indenture, an "Event of Default" has occurred (as defined in the Indenture). As a result of this Event of Default, the Corporation and New Claridge are precluded from receiving any further payments of principal or interest on the Expandable Wraparound Mortgage. As a result, the Corporation and New Claridge have exercised this right of offset against rental payments required to be made subsequent to August 16, 1999. Operating Lease payments are being made monthly by New Claridge to an escrow account, for the benefit of the secured Noteholders, which can only be accessed with the approval of the Bankruptcy Court.

         For the years ended December 31, 2000, 1999, and 1998, total expense resulting from the Operating Lease and Expansion Operating Lease amounted to $25,762,000, $24,028,000, and $26,374,000, respectively, of which $931,000, $1,242,000, and ($10,679,000), respectively, of rental expense is attributable to the requirement under Statement of Financial Accounting Standards No. 13 to provide a level rent expense for those leases with escalating payments.

         New Claridge also leases supplemental office, warehouse, and surface parking spaces in nearby lots. For the years ended December 31, 2000, 1999, and 1998, operating lease expense for these facilities amounted to $1,106,000, $1,189,000, and $1,253,000, respectively. In addition,
         New Claridge leases certain slot machines used on the casino floor. Future lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 (in thousands) are as follows:

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

13.      OPERATING LEASE (continued)

                                                              Operating
                                                                Leases

              2001                                              $1,836
              2002                                                 838
              2003                                                 263
              2004                                                 240
              2005                                                 240
                                                               -------

              Total minimum lease payments                     $ 3,417
                                                               =======

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments" requires the Corporation to disclose estimated fair value for its financial instruments. The estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgement, and therefore cannot be determined with precision; changes in these assumptions could significantly affect the estimates. The carrying amounts and estimated fair values of the Corporation's financial instruments as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                               2000                     1999
                                                                       -------------------        ------------------
                                                                       Carrying     Fair          Carrying    Fair
                                                                        Amount      Value          Amount     Value
                                                                        ------     -------         ------     ------
         Financial Assets:
           Cash and cash equivalents                                    $19,466    19,466          16,834    16,834
           Current receivables, net (excluding current
             portion of long-term receivable due
             from the Partnership)                                        5,312     5,312           4,808     4,808
           Long-term receivables due from the
             Partnership (including current portion)                     42,183    42,183          45,000    45,000
           Reinvestment obligation funds                                  3,876     3,876           2,730     2,730
         Financial Liabilities:
           Accounts payable                                               4,080     4,080           2,902     2,902
           Loan from the Partnership                                      3,600      n/a            3,600      n/a
           Long term debt                                                85,000    56,100          85,001    49,089
           Deferred rent due to the Partnership                           8,000      n/a            7,069      n/a
           Contingent payment                                            19,000      n/a           19,000      n/a

         The following assumptions were used to estimate the fair value of each class of financial instruments:

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

         Long-term debt

         The fair value of the Corporation's long-term debt is estimated based on the quoted market price of the Notes as of December 31, 2000 and 1999, respectively.

         Long-term receivables due from Partnership

         As a result of the Corporation's and New Claridge's filing for reorganization under Chapter 11 on August 16, 1999, as well as the Partnership's Chapter 11 filing on October 5, 1999, the Expandable Wraparound Mortgage became impaired. Therefore, during 1999, the Corporation recorded an adjustment to write-down the balance of the Expandable Wraparound Mortgage receivable, to an amount estimated to be the realizable value of the Hotel Assets.

         Loan from the Partnership, Deferred rent due to the Partnership

         Due to the nature of the relationship between the Corporation and the Partnership, estimation of the fair value of the financial instruments due to and due from the Partnership is not practical as there is no trading market for these financial instruments. (See Note 8, "Liabilities Subject to Compromise" and Note 13, "Operating Lease", for a description of the terms of these instruments.)

         Contingent Payment

         There is no market for the Contingent Payment; therefore, estimation of the fair value of the Contingent Payment is not practical. (See Note 10, "Other Noncurrent Liabilities" for a

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

         description of the Contingent Payment and the option to purchase the Contingent Payment.)

15.      CONTINGENCIES

         a)       Licensing

                  On September 20, 2000, New Claridge was issued a one-year casino license by the Commission for the period commencing September 30, 2000. Due to the uncertainty concerning the disposition of New Claridge's bankruptcy proceedings, the Commission elected, for the second year in a row, to issue the one-year license, rather than the typical four-year casino license. Additionally, the casino license renewal contains certain financial reporting conditions and requirements consistent with the previous license conditions, and with the manner in which the Commission has relicensed other casino licensees that have filed voluntary petitions under Chapter 11 in the past.

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

         b. The Partnership has a direct material interest in the Expandable Wraparound Mortgage Loan Agreement, the Operating Lease and the Expansion Operating Lease together with

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

16.      RELATED PARTY TRANSACTIONS (continued)

                  the amendments thereto as described in the preceding notes. Approximately 92% of the Corporation's common stock is owned by persons who also own over 90% of the limited partnership interests in the Partnership.

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

                  Vesting of the Director Equity Units occurs according to a vesting schedule stated in the Incentive Plan and also is tied to the occurrence of a Transaction having a certain value. The Incentive Plan was further amended, on November 10, 1998, to modify the terms by which the Additional Equity Units and Director Equity Units will vest. The modification adjusts the value that must be received by the Claimholders of the

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

16.      RELATED PARTY TRANSACTIONS (continued)

                  Claridge resulting from the occurrence of a Transaction, all as further defined and described in the Incentive Plan.

                  Under the proposed Plan, the Incentive Plan would be terminated, and any benefits which had previously vested to the participants would have no value.

17.      PARENT COMPANY INFORMATION

         The Corporation owns all of the outstanding common stock of New Claridge, which it purchased for $5,000,000. The balance sheet accounts of the Corporation as of December 31, 2000 and 1999 include the following (in thousands):

                                                                           2000            1999
                                                                           ----            ----
         Investment in New Claridge                                      $ 87,206         87,206
         Other assets                                                      11,283         11,939
                                                                         --------        -------

                  Total assets                                           $ 98,489         99,145
                                                                         ========        =======

         Liabilities Subject to Compromise                               $ 90,440         90,440
         Other liabilities                                                 16,271         11,529
         Stockholders' deficiency                                          (8,222)        (2,824)
                                                                         --------        -------

                  Total liabilities and stockholders' deficiency         $ 98,489         99,145
                                                                         ========        =======

         As of December 31, 2000 and 1999, "Liabilities Subject to Compromise" include the Notes and accrued interest thereon through August 16, 1999 of $5,440,000.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

17.      PARENT COMPANY INFORMATION (continued)

         The Statements of Operations for the Corporation for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                                       2000                 1999              1998
                                                                     --------             -------           -------
         Dividend income from New Claridge                           $    -0-               5,049             9,988
         Interest income                                                  -0-                 -0-                 1
                                                                     --------             -------           -------
                         Total income                                     -0-               5,049             9,989
                                                                     --------             -------           -------

         Costs and expenses:
           General and administrative                                     436                 621               545
           Amortization                                                   524                 524               524
           Interest (contractual interest of $11,605 in 2000
              and $10,335 in 1999)                                        -0-               6,328             9,988
                                                                     --------             -------           -------
                         Total costs and expenses                         960               7,473            11,057
                                                                     --------             -------           -------

         Loss before reorganization items and
           income taxes                                                  (960)             (2,424)           (1,068)
         Reorganization items:
              Professional fees                                        (4,542)             (1,268)              -0-
                                                                     --------             -------           -------

         Loss before income taxes                                      (5,502)             (3,692)           (1,068)
         Income tax benefit                                              (104)                -0-               (31)
                                                                     --------             -------           -------

         Net loss                                                    $ (5,398)             (3,692)           (1,037)
                                                                     =========            =======           =======

         The above amounts represent the results of operations of the Corporation for the respective periods before equity in the results of New Claridge. For the year ended December 31, 2000, New Claridge had net income of $5,914,000, as compared to a net loss of $29,449,000 for the year ended December 31, 1999, and net income of $1,610,000 for the year ended December 31, 1998.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

17.      PARENT COMPANY INFORMATION (continued)

         Changes in the Corporation's financial position for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                                     2000                1999            1998
                                                                    ------              ------          ------
         Cash flows from operating activities:
              Net loss                                             $ (5,398)            (3,692)         (1,037)
              Adjustments to reconcile net loss
                to net  cash provided by operating
                activities:
                  Amortization                                          524                524             524
                  Deferred income taxes - noncurrent                    -0-                -0-             (31)
                  Change in assets and liabilities:
                     Decrease (increase) in other assets                132               (325)            -0-
                     Increase in other liabilities                    4,742              3,493             544
                                                                   --------             ------          ------

              Net cash provided by operating activities                 -0-                -0-             -0-
                                                                   --------             ------          ------

         Increase in cash and cash equivalents                          -0-                -0-             -0-

         Cash and cash equivalents at beginning of year                 -0-                -0-             -0-
                                                                   --------             ------          ------

         Cash and cash equivalents at end of year                  $    -0-                -0-             -0-
                                                                   ========             ======          ======

         Supplemental cash flow disclosures:
           Interest paid, net of amounts capitalized               $    -0-              5,049           9,988
                                                                   ========             ======          ======

                                      F-29

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

18.      QUARTERLY FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data by quarter for the years ended December 31, 2000 and 1999 (in thousands except per share data):

                                                            First         Second         Third        Fourth
                                                           Quarter        Quarter       Quarter       Quarter
                                                           -------        -------       -------       -------
         For the year ended December 31, 2000:

         Net revenues                                     $ 43,386        49,175         50,027        41,441

         Income (loss) before
               reorganization items                           (210)        3,206          3,984        (2,782)

         Reorganization items                                 (931)         (656)        (1,428)         (667)

         Net income (loss)                                  (1,141)        2,550          2,556        (3,449)

         Net income (loss) per share - basic
              and diluted                                     (.23)          .50            .50          (.68)

         For the year ended December 31, 1999:

         Net revenues                                     $ 43,853        49,138         52,448        43,111

         Income (loss) before
               reorganization items                         (1,248)         (269)         3,288        (1,240)

         Reorganization items                                  -0-           -0-           (797)      (37,924)

         Net income (loss)                                  (1,248)         (269)         2,491       (39,164)

         Net income (loss) per share - basic
              and diluted                                     (.25)         (.05)           .49         (7.74)

                                   SCHEDULE II


           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                  Balance           Charged to             Charged to                                   Balance
                                 Beginning          Costs and                 Other                                    at End of
Description                      of Period           Expenses               Accounts            Deductions               Period
-----------                      ----------         -----------            ----------           ----------             ----------
Year ended
December 31, 2000

Allowance for
Uncollectible Accounts            $ 1,207               325                   -0-                   647 (a)                885

Year ended
December 31, 1999

Allowance for
Uncollectible Accounts            $ 1,339             1,043                   -0-                 1,175 (a)              1,207

Year ended
December 31, 1998

Allowance for
Uncollectible Accounts            $   758             1,128                   -0-                   547 (a)              1,339

(a) Accounts written-off.

                                INDEX TO EXHIBITS


Exhibit
-------

EX2(b) Fourth Amended Joint Chapter 11 Plan of Reorganization of The Claridge Hotel and Casino Corporation, The Claridge at Park Place, Incorporated, and Atlantic City Boardwalk Associates, L.P.

EX10(cc) Amended Employment Agreement between Frank A. Bellis, Jr. and The Claridge at Park Place, Incorporated, effective January 1, 2001.

EX10(cd) Amended Employment Agreement between Albert T. Britton and The Claridge at Park Place, Incorporated, effective January 1, 2001.

EX10(ce) Amended Employment Agreement between Jean I. Abbott and The Claridge at Park Place, Incorporated, effective January 1, 2001.

EX10(cf) Amended Employment Agreement between Glenn Lillie and The Claridge at Park Place, Incorporated, effective January 1, 2001.

EX10(cg) Agreement of Purchase and Sale between The Claridge at Park Place, Incorporated and Atlantic City Boardwalk Associates, L.P., Seller, and Park Place Entertainment Corporation, Buyer, dated November 28, 2000.

EX12(b)       Statement of Computation of Ratio of Earnings to Fixed Charges.

EX99(b) Fourth Amended Disclosure Statement pursuant to 11 U.S.C. 1125 on Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.