Form 10-Q
period 2001-03-31
CLARIDGE HOTEL & CASINO CORP
filed 2001-05-15
CIK 730409

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

   (Mark One)
     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   March 31, 2001
                                                 --------------

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

                          Number of Shares Outstanding
                                  May 14, 2001
Class A Stock                      5,062,500

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)

                               Index to Form 10-Q


                                                                       Page No.


PART I.                   FINANCIAL INFORMATION


               Item 1.    Financial Statements

                          Introductory Notes to Consolidated
                          Financial Statements                             2

                          Consolidated Balance Sheets at
                          March 31, 2001 (unaudited)
                          and December 31, 2000                            3

                          Consolidated Statements of Operations
                          for the three months ended March 31,
                          2001 (unaudited) and 2000 (unaudited)            4

                          Consolidated Statements of Cash Flows
                          for the three months ended March 31, 2001
                          (unaudited) and 2000 (unaudited)                 5

                          Notes to Consolidated Financial
                          Statements                                       6

               Item 2.    Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                   12

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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)


                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements

Introductory Notes to Consolidated Financial Statements

        The accompanying consolidated financial statements have been prepared by The Claridge Hotel and Casino Corporation ("Corporation") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the consolidated financial position of The Claridge Hotel and Casino Corporation and its wholly- owned subsidiaries, The Claridge at Park Place, Incorporated ("New Claridge") and Claridge Gaming Incorporated ("CGI") at March 31, 2001 and December 31, 2000, and the results of their operations for the three months ended March 31, 2001 and 2000 and their cash flows for the three months ended March 31, 2001 and 2000. All adjustments made are of a normal recurring nature.

        Although management believes that the disclosures included herein are adequate to make the information contained herein not misleading, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and the related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

        The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results to be expected for the full year. Historically, the gaming industry in Atlantic City, New Jersey has been seasonal in nature with peak demand months occurring during the summer season.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                       (Unaudited)
                                                                        March 31,             December 31,
                                                                           2001                   2000
                                                                        ---------              ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $  18,227                 19,466
  Receivables, net (including $5,588
    at March 31, 2001 and $6,140 at December 31,
    2000, due from the Partnership)                                         7,212                  8,177
  Other current assets                                                      4,065                  3,954
                                                                        ---------              ---------
        Total current assets                                               29,504                 31,597
                                                                        ---------              ---------

Property and equipment, net (note 4)                                       30,872                 31,004
Long-term receivables due from the
  Partnership (note 3)                                                     39,138                 39,318
Intangible assets and deferred charges                                        803                    889
Other assets                                                                4,589                  4,285
                                                                        ---------              ---------

                                                                        $ 104,906                107,093
                                                                        =========              =========

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities Not Subject to Compromise:
  Current maturities of long-term debt (note 6)                         $     -0-                      1
  Accounts payable (note 9)                                                 3,781                  4,080
  Other current liabilities (notes 5 and 9)                                17,391                 16,759
                                                                        ---------              ---------
        Total current liabilities not subject to compromise                21,172                 20,840
                                                                        ---------              ---------

Liabilities Subject to Compromise (note 9)                                146,046                146,046

Long-term debt (notes 6 and 9)                                                -0-                    -0-
Deferred income taxes (notes 8 and 9)                                       1,865                  1,865
Other noncurrent liabilities (notes 7 and 9)                                1,225                  1,244

Stockholders' deficiency:
  Common stock                                                                  5                      5
  Additional paid in capital                                                5,048                  5,048
  Accumulated deficit                                                     (70,455)               (67,955)
                                                                        ---------              ---------

        Total stockholders' deficiency                                    (65,402)               (62,902)
                                                                        ---------              ---------

                                                                        $ 104,906                107,093
                                                                        =========              =========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000
                      (in thousands except per share data)
                                   (Unaudited)

                                                                               2001                  2000
                                                                             --------              --------
Revenues:
        Casino                                                               $ 38,542                38,760
        Hotel                                                                   2,179                 2,152
        Food and beverage                                                       4,395                 4,561
        Interest from the Partnership                                           2,154                 2,267
        Interest, other                                                            77                    38
        Other                                                                     621                   704
                                                                             --------              --------
                                                                               47,968                48,482
         Less promotional allowances (note 2)                                   5,044                 5,096
                                                                             --------              --------
              Net revenues                                                     42,924                43,386
                                                                             --------              --------

Costs and expenses:
        Casino                                                                 24,433                23,606
        Hotel                                                                     727                   637
        Food and beverage                                                       1,402                 1,371
        Other                                                                     872                   983
        Rent expense to the Partnership                                         6,199                 6,740
        Rent expense, other                                                       258                   284
        General and administrative                                              6,771                 6,157
        Gaming taxes                                                            3,078                 3,088
        Reinvestment obligation expense                                           174                   175
        Provision for uncollectible accounts                                       61                   157
        Depreciation and amortization                                             525                   371
        Interest expense (contractual interest of $3,232 in 2001
          and $2,920 in 2000)                                                     -0-                    27
                                                                             --------              --------
             Total costs and expenses                                          44,500                43,596
                                                                             --------              --------

Loss before reorganization items                                               (1,576)                 (210)
Reorganization items:
        Professional fees                                                      (1,032)               (1,074)
        Interest earned from accumulated cash resulting
              from Chapter 11 proceeding                                          108                   143
                                                                             --------              --------
                                                                                 (924)                 (931)
                                                                             --------              --------


Net loss                                                                     $ (2,500)               (1,141)
                                                                             ========              ========

Net loss per share (based on 5,062,500 weighted
  average shares outstanding for the three months
  ended March 31, 2001 and 2000)                                             $   (.49)                 (.23)
                                                                             ========              ========



          See accompanying notes to consolidated financial statements.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                                                         2001                   2000
                                                                                       --------              --------
Cash flows from operating activities:
     Net loss                                                                          $ (2,500)               (1,141)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                                     525                   371
          Deferred rent to the Partnership                                                  -0-                   310
          Reinvestment obligation expenses                                                  174                   175
          Gain on disposal of assets                                                         (2)                  (58)
          Reorganization items                                                              924                   931
          Change in assets and liabilities:
             Decrease (increase) in receivables, net, excluding
               current portion of long-term receivables                                     419                  (692)
             (Increase) in other current assets                                            (111)                  (70)
             (Decrease) increase in accounts payable                                       (299)                  835
             Increase in other current liabilities                                          476                   827
             (Decrease) increase in other noncurrent liabilities                            (19)                   51
                                                                                       --------              --------
                      Net cash (used in ) provided by operating
                          activities before reorganization items                           (413)                1,539

              Reorganization items:
                 Professional fees paid                                                    (876)                  -0-
                 Interest earned on accumulated cash resulting from
                    Chapter 11 proceeding                                                   108                   143
                                                                                       --------              --------
                      Net cash (used in ) provided by operating activities               (1,181)                1,682
                                                                                       --------              --------

Cash flows from investment activities:
     Increase in intangible assets and deferred charges                                     (79)                  (59)
     Additions to property and equipment                                                   (228)                 (480)
     Increase in other assets                                                              (478)                 (490)
     Proceeds from disposal of assets                                                         2                    36
     Collection of long-term receivables                                                    726                   676
                                                                                       --------              --------
                      Net cash used in investment activities                                (57)                 (317)
                                                                                       --------              --------

Cash flows from financing activities -
     Payment of long-term debt                                                               (1)                  (47)
                                                                                       --------              --------

                      (Decrease) increase in cash and cash equivalents                   (1,239)                1,318

Cash and cash equivalents at beginning of period                                         19,466                16,834
                                                                                       --------              --------

Cash and cash equivalents at end of period                                             $ 18,227                18,152
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

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
                   Notes to Consolidated Financial Statements

1.      Significant Events and Basis of Presentation

        The Corporation has experienced recurring losses and deterioration in its cash flow since 1996, which has affected the Corporation's ability to continue to meet its obligation to pay interest on its first mortgage notes (the "Notes"). The Corporation did not pay the interest due on August 2, 1999 on the Notes, and, on August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The Corporation continues to operate the business, as set forth in the Bankruptcy Code, under the supervision of the Bankruptcy Court, as a debtor-in- possession. The Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code on October 5, 1999.

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

        On November 28, 2000, the Corporation filed a second amended joint plan of reorganization and a second amended disclosure statement, which included an executed copy of the purchase and sale agreement between New Claridge, the Partnership, and PPE. The second amended joint plan of reorganization provided for a sale of substantially all of the assets of New Claridge and the Partnership to PPE. Certain amendments were subsequently made to this plan, and on March 27, 2001, the fourth amended joint plan of reorganization and fourth amended disclosure statement (the "Plan") were approved by the Bankruptcy Court to be submitted to the creditors for a vote. Pursuant to the terms of the Plan, the secured noteholders would receive approximately an 83% recovery on their claims of $90.5 million, and the unsecured creditors would receive approximately 61.5% of their claims.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

1.      Significant Events and Basis of Presentation (continued)

        On May 11, 2001, the Corporation announced the results of the voting of its creditors regarding the Plan. The holders of the Notes voted to accept the Plan. The result of the vote from the unsecured creditors has not been finalized; however, the Corporation believes that the unsecured creditors also voted to accept the Plan. The Corporation intends to move forward to have the Plan confirmed. The confirmation hearing is scheduled for May 16, 2001.

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

2.      Promotional Allowances

        The retail value of complimentary rooms, food and beverages and other complimentaries furnished to patrons is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances to casino patrons for the three months ended March 31, 2001 and 2000 has been charged to casino operating expenses as follows (in thousands):
                                              2001                 2000
                                              ----                 ----
        Hotel                               $ 1,104                 992
        Food and beverage                     3,181               3,308
        Other (Entertainment)                    87                  65
                                            -------               -----
        Total                               $ 4,372               4,365
                                            =======               =====

3.      Long-Term Receivables

        Long-term receivables consist of the following amounts due from the Partnership (in thousands):

                                                             March 31,     December 31,
                                                               2001            2000
                                                             --------        --------
        Expandable Wraparound Mortgage 14%,
          maturities through September 30, 2000
          (net of $2,211,000 discount at March 31, 2001
          and December 31, 2000)                              $47,689          47,839
        Deferred Expandable Wraparound
          Mortgage interest receivable, due
          September 30, 2000                                   20,000          20,000
        FF&E promissory notes, 14%                              9,044           9,074
        Allowance for impairment                              (37,595)        (37,595)
                                                             --------        --------
                                                             $ 39,138          39,318
                                                             ========        ========

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

3.      Long-Term Receivables (continued)

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

4.      Property and Equipment

        Property and equipment consists of the following:

                                                         March 31,  December 31,
                                                            2001       2000
                                                          -------      -------
                                                             (in thousands)
        Gaming equipment                                  $12,123      12,345
        Land and land improvements                          7,598       7,598
        Self-parking garage facility                       20,070      20,070
        Building improvements                               1,272       1,260
        Leasehold improvements                                745         745
        Capital lease asset                                   822         822
        Other furniture, fixtures, and equipment            1,793       1,755
                                                          -------     -------
                                                           44,423      44,595
        Less accumulated depreciation and amortization     13,551      13,591
                                                          -------     -------

        Net property and equipment                        $30,872      31,004
                                                          =======     =======

5.      Other Current Liabilities

        Other current liabilities consist of the following:


                                                March 31,   December 31,
                                                  2001         2000
                                                 -------     -------
                                                    (in thousands)
        Deferred rent                            $   725         800
        Accrued payroll and related benefits       9,289       8,761
        Auto/general insurance reserves              971         831
        Reorganization costs                       3,010       2,854
        Other current liabilities                  3,396       3,513
                                                 -------     -------
                                                 $17,391      16,759
                                                 =======     =======

        Effective September 30, 1998, the Operating Lease and Expansion Operating Lease were further amended, pursuant to a Sixth Amendment to the Operating Lease and Fifth Amendment to the Expansion Operating Lease (the "Sixth Amendment"). The Sixth Amendment provided for the deferral of $1.1 million of rent in either February 1999 or March 1999, dependent upon certain conditions being met. These conditions were met, and the $1.1 million of rent was deferred in March 1999. The $1.1 million of basic rent deferred is paid

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

5.      Other Current Liabilities (continued)

        to the Partnership in monthly installments of $25,000 commencing January 1, 2000 until paid in full (subject to acceleration under certain circumstances).

        As of March 31, 2001 and December 31, 2000, deferred rent, current (which resulted from the 1989 restructuring transaction); accrued interest, First Mortgage Notes; accrued interest due to Partnership; and the auto and general liability reserves incurred prior to August 16, 1999 are included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

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

        As of March 31, 2001 and December 31, 2000, the principal amount due on the Notes is included in "Liabilities Subject to Compromise" (see Note
        9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. In addition, interest on the Notes ceased to accrue as of August 16, 1999. The interest payable on the Notes, as accrued through August 16, 1999, of $5,440,000, is also included in "Liabilities Subject to Compromise" (see Note 9).

7.      Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:
                                             March 31,            December 31,
                                                2001                   2000
                                             ---------            ------------
                                                       (in thousands)
        License agreement                     $  1,200                1,219
        Other                                       25                   25
                                              --------               ------
                                              $  1,225                1,244
                                              ========               ======

        Pursuant to the Restructuring Agreement, Del Webb Corporation ("Webb")

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

7.      Other Noncurrent Liabilities (continued)

        retained an interest, which was assigned to a trustee for the benefit of the Valley of the Sun United Way on April 2, 1990, equal to $20 million plus interest at a rate of 15% per annum, compounded quarterly, commencing December 1, 1988, in any proceeds ultimately recovered from operations and/or the sale or refinancing of the Claridge facility in excess of the first mortgage loan and other liabilities ("Contingent Payment"). Consequently, New Claridge has deferred the recognition of $20 million of forgiveness income with respect to the Contingent Payment obligation. Interest on the Contingent Payment has not been recorded in the accompanying consolidated financial statements since the likelihood of paying such amount is not considered probable at this time. As of March 31, 2001, accrued interest would have amounted to approximately $103 million.

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

        As of March 31, 2001 and December 31, 2000, the Contingent Payment is included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999. As proposed under the terms of the Plan, the Contingent Payment and the Contingent Payment Rights would be extinguished, and the holders of the Contingent Payment and Contingent Payment Rights would not receive any distributions in respect of these items.

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

8.      Income Taxes

        As of March 31, 2001, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $44.3 million; none expire before the year 2016. These net operating loss carryforwards are available to offset future federal taxable income, if any. The Corporation also has tax credit carryforwards for income tax purposes of approximately $1,121,000, which are available to reduce future federal income taxes, if any, through 2002. The availability of the net operating loss and tax credit carryforwards will be further subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court.

           THE CLARIDGE HOTEL AND CASINO CORPORATION AND SUBSIDIARIES
                (Debtor-In-Possession effective August 16, 1999)
             Notes to Consolidated Financial Statements (continued)

8.      Income Taxes (continued)

        During 1995, the Corporation received notice from the Internal Revenue Service ("IRS") asserting deficiencies in Federal corporate income taxes for the Corporation's 1990 and 1991 taxable years. Many of the proposed adjustments to the Corporation's tax returns have been settled with no adverse impact to the Corporation's consolidated financial statements. There was a remaining IRS asserted deficiency for the 1990 and 1991 taxable years. In January 1999, the Corporation reached a settlement agreement with the IRS District Counsel, which was confirmed by the United States Tax Court on March 4, 1999. This settlement agreement did not have a material impact on the Corporation's consolidated financial statements. As of March 31, 2001 and December 31, 2000, the amount of this settlement, including interest, has been included in "Liabilities Subject to Compromise" (see Note 9), as a result of the Corporation's filing for reorganization under Chapter 11 (see Note 1) on August 16, 1999.

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

                                                    March 31,    December 31,
                                                       2001          2000
                                                    --------       -------
        Accounts payable and accrued expenses      $   3,158         3,158
        11 3/4%  Notes                                85,000        85,000
        Accrued interest                               9,832         9,832
        Loan from the Partnership                      3,600         3,600
        Deferred rent due to the Partnership          23,078        23,078
        Contingent Payment                            19,000        19,000
        Auto and general liability reserves              771           771
        Other                                          1,607         1,607
                                                    --------       -------
                                                    $146,046       146,046
                                                    ========       =======

        Accrued interest as of March 31, 2001 and December 31, 2000 of $9,832,000 consists of $5,440,000 of interest due on the Notes, and $4,392,000 of interest due on the $3.6 million loan from the Partnership. Interest on both of these items ceased to accrue as of August 16, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2001

        The Corporation had a net loss of $2,500,000 for the three months ended March 31, 2001, compared to a net loss of $1,141,000 for the same period of 2000.

        Total casino revenue earned by New Claridge during the first quarter of 2001 was $38,542,000, slightly lower than casino revenues earned during the first quarter of 2000 of $38,760,000. Citywide casino revenues for the first quarter of 2001, as reported, were also slightly lower than the first quarter of 2000.

        During the first three months of 2001, New Claridge's table games drop (the amount of gaming chips purchased by patrons) increased 3.1% over the same period of 2000. In addition, the "hold" percentage (the percentage of win to drop) increased to 13.8% in the first quarter of 2001, from 13.5% in the first quarter of 2000. As a result, New Claridge's revenue from table games during the first three months of 2001 was $9,678,000, an increase of 4.9% over the same period of 2000. Citywide, table games drop and revenue for the first three months of 2001, as reported, declined 4.3% and 5.2%, respectively, from results reported for the first three months of 2000.

        New Claridge's slot machine revenue for the first quarter of 2001 was $28,864,000, reflecting a decline of 2.3% from slot machine revenue of $29,530,000 for the first quarter of 2000. Citywide slot machine revenues for the first quarter of 2001, as reported, increased 1.8% over the same period of 2000. The average number of slot machines available citywide during the first three months of 2001, as reported, increased 3.0% over the average number available during the same period of 2000, while the average number of slot machines available at the Claridge increased .6% over the first quarter of 2000.

        New Claridge's marketing programs, which are similar in nature to other Atlantic City casinos, include offering promotional incentives, primarily in the form of coin, to customers who arrive by bus at the Claridge. During the first quarter of 2001, approximately 168,000 patrons arrived at the Claridge by bus, and were issued a total of $2,968,000 of coin incentives, for an average incentive per patron of $18. This compares to the first quarter of 2000, when approximately 160,000 patrons arrived by bus at the Claridge, and were issued a total of $2,980,000 of coin incentives, for an average of $19 per patron. In addition to the bus programs, all Atlantic City casinos, including New Claridge, offer promotional incentives to their customers through direct marketing programs, based on their level of gaming activity. New Claridge issued approximately $2,057,000 of coin incentives through its direct marketing programs during the first quarter of 2001, comparable to the $2,050,000 of coin incentives issued through these programs during the same period of 2000.

        Hotel revenues for the first three months of 2001 totaled $2,179,000, reflecting a 1.2% increase over the first quarter of 2000. Hotel occupancy during the first quarter of 2001 was 85.0%, compared to 82.8% during the first quarter of 2000, while the average room rate of $56 in 2001 was in line with 2000. Food and beverage revenues for the first quarter of 2001 of $4,395,000 were 3.6% lower than the same period of 2000, primarily due to lower revenue from complimentary beverages served on the casino floor. The total number of covers (meals served) was approximately 205,000, at an average price per cover of $14.07 during the first quarter of 2001, compared to approximately 211,000 covers, at an average price per cover of $13.75, during the first quarter of 2000.

        Total costs and expenses for the first quarter of 2001 were $44,500,000, reflecting an increase of 2.1% over the first quarter of 2000. Casino operating expenses increased approximately 3.5%, primarily due to increased table games payroll costs as a result of the increased business volume, as well as increased marketing costs for promotional giveaways. Hotel expenses increased primarily due to the increase in hotel occupancy. General and administrative expenses increased primarily due to increased advertising expenditures and higher energy costs.

        Reorganization items include professional fees incurred as a result of the Corporation's filing for reorganization under Chapter 11 of $1,032,000 and $1,074,000 for the first quarters of 2001 and 2000, respectively, offset by interest earned from the investment of accumulated cash resulting from the Chapter 11 filing of $108,000 and $143,000 for the first quarters of 2001 and 2000, respectively.

Liquidity and Capital Resources

Financial Condition

        On January 31, 1994, the Corporation completed an offering of $85 million of First Mortgage Notes (the "Notes"), due 2002, bearing interest at 11 3/4%. The Notes are secured by (i) a non-recourse mortgage granted by the Partnership representing a first lien on the Hotel Assets; (ii) a pledge granted by the Corporation of all outstanding shares of capital stock of New Claridge; and (iii) a guarantee by New Claridge. New Claridge's guarantee of the Notes is secured by a collateral assignment of the second lien Expandable Wraparound Mortgage, and by a lien on New Claridge's gaming and other assets, which lien would be subordinated to liens that might be placed on those gaming and other assets to secure any future revolving credit line arrangement. On January 28, 1997, New Claridge entered into an agreement to subject the new self-parking garage to the lien of the mortgage; such lien will not be subordinated to any liens which may be placed on New Claridge's gaming and other assets to secure any future revolving credit line arrangement. Interest on the Notes is payable semiannually on February 1 and August 1 of each year.

        The net proceeds of the Notes, totaling $82.2 million, were used as follows (i) to repay the then outstanding debt of the Corporation under the Revolving Credit and Term Loan Agreement of approximately $35 million, including the outstanding balance of the Corporation's revolving credit line, which was secured by a first mortgage; (ii) to expand the casino capacity of the Claridge by 12,000 square feet in 1994, including the addition of approximately 500 slot machines and the relocation of two restaurants and their related kitchens, at a cost of approximately $12.7 million; (iii) to purchase property in 1995 and construct on that property a self-parking garage, which opened in 1996, at a cost (excluding capitalized interest of approximately $2.2 million) of approximately $28 million (of which approximately $7.5 million represents the cost of acquiring the land and approximately $20.5 million represents the costs attributable to building the garage facility); and (iv) to acquire the Contingent Payment Option (see Note 7, "Other Noncurrent Liabilities") at a cost of $1 million. With the completion of the construction of the self-parking garage, the proceeds of the offering of the Notes had largely been expended.

        The Corporation has experienced recurring losses and deterioration in its cash flow since 1996, which has affected the Corporation's ability to meet its obligation to pay interest on the Notes. The Corporation did not pay the interest due August 2, 1999 on the Notes and on August 16, 1999, the Corporation and New Claridge filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The Partnership filed a voluntary petition under Chapter 11 of the Bankruptcy Code on October 5, 1999.

        Management of the Corporation believes that this filing permitted the Corporation to conserve its cash pending a restructuring of its financial obligations in the Chapter 11 proceeding. As of March 31, 2001, the Corporation had approximately $18.2 million of cash and cash equivalents. General and administrative expenses, primarily for professional fees, have increased as a result of the bankruptcy proceeding. Through March 31, 2001, such expenses have totaled approximately $6.8 million, of which approximately $3.8 million has been paid as of March 31, 2001.

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

        While the Corporation and its subsidiaries have sustainable operations, the cash generated by those operations are not sufficient to (i) permit the Corporation to meet the debt service on the currently outstanding Notes; (ii) to make significant capital improvements that management believes are necessary to improve the Claridge's competitive position in the Atlantic City casino market; and (iii) regularly make capital improvements in the future to maintain that competitive position. Accordingly, management of the Corporation intended to seek, in the Chapter 11 proceeding, to reduce the Corporation's debt obligations to a level that it believes is consistent with the sustainable level of cash to be generated by the Claridge. At the same time, management intended to seek to simplify the ownership structure of the Claridge as between the Corporation, New Claridge and the Partnership. On January 27, 2000, the Corporation, New Claridge, and the Partnership filed a joint plan of reorganization and disclosure statement with the Bankruptcy Court, which provided for the above discussed financial restructuring. On April 5, 2000, in response to objections raised by the trustee for the noteholders, the United States Trustee, and others, the Corporation, New Claridge, and the Partnership filed a revised plan of reorganization and disclosure statement. The adequacy of the amended plan was approved by the Bankruptcy Court on May 9, 2000, which allowed for the amended plan to be submitted to the Corporation's creditors for a vote. On July 18, 2000, the Corporation announced the results of that vote; the holders of the Corporation's Notes voted to reject the amended plan; management of the Corporation believes that the unsecured creditors voted to accept the amended plan. The Corporation had intended to pursue confirmation of the amended plan under Section 1129B of the Bankruptcy Code, which allows for the Bankruptcy Court judge to confirm the amended plan through the "cramdown" procedure, at the confirmation hearing, which was scheduled to begin September 6, 2000.

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

        On November 28, 2000, the Corporation filed a second amended joint plan of reorganization and a second amended disclosure statement, which included an executed copy of the purchase and sale agreement between New Claridge, the Partnership, and PPE. The second amended joint plan of reorganization provided for a sale of substantially all of the assets of New Claridge and the Partnership to PPE. Certain amendments were subsequently made to this plan, and on March 27, 2001, the fourth amended joint plan of reorganization and fourth amended disclosure statement (the "Plan") were approved by the Bankruptcy Court to be submitted to the creditors for a vote. Pursuant to the terms of the Plan, the secured noteholders would receive approximately an 83% recovery on their claims of $90.5 million, and the unsecured creditors would receive approximately 61.5% of their claims.

        On May 11, 2001, the Corporation announced the results of the voting of its creditors regarding the Plan. The holders of the Notes voted to accept the Plan. The result of the vote from the unsecured creditors has not been finalized; however, the Corporation believes that the unsecured creditors also voted to accept the Plan. The Corporation intends to move forward to have the Plan confirmed. The confirmation hearing is scheduled for May 16, 2001.

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

        At March 31, 2001, the Corporation had working capital of $8,332,000 as compared to working capital of $10,757,000 at December 31, 2000. The decrease in working capital is principally attributable to an increase in accrued payroll and related benefits of $528,000, combined with decreases in cash and cash equivalents of $1,239,000 and accounts receivable of $965,000, partially offset by a decrease in accounts payable of $299,000. At March 31, 2000, the Corporation had working capital of $9,883,000.

        For the three months ended March 31, 2001, cash used in operating activities was $1,181,000, compared to cash provided by operating activities of $1,682,000 for the same period of 2000. The variance from the first quarter of 2000 was due primarily to a higher net loss, combined with an increase in the payment of professional fees relating to the Chapter 11 proceeding ($876,000 paid during the first quarter of 2001, compared to no payments during the first quarter of 2000), and a decrease in accounts payable of $299,000 during the three months ended March 31, 2001, compared to an increase of $835,000 during the same period of 2000. Cash used in investing activities for the three months ended March 31, 2001 was $57,000, compared to $317,000 for the three months ended March 31, 2000. Cash used in financing activities in 2001 and 2000 of $1,000 and $47,000, respectively, represents payments of capital lease obligations for certain gaming equipment.

        For the three months ended March 31, 2001, the Corporation's "Adjusted EBITDA" was ($1,075,000), compared to $417,000 for the same period of 2000. "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, and other non-cash items. "Adjusted EBITDA" is equal to "EBITDA" plus rent expense to the Partnership, less interest income from the Partnership, less "Net Partnership Payments", which represent the Corporation's net cash outflow to the Partnership. Adjusted EBITDA is used by the Corporation to evaluate its financial performance in comparison to other gaming companies with more traditional financial structures. Adjusted EBITDA may be used as one measure of the Corporation's historical ability to service its debt, but should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with generally accepted accounting principles.

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

        Basic rent during the renewal term of each lease is calculated pursuant to a defined formula, with such rent for the lease year commencing October 1, 1998 through September 30, 1999 not to be more than $29.5 million nor less than $24 million for the Operating Lease, and not to be more than $3 million nor less than $2.5 million for the Expansion Operating Lease. In addition, in each subsequent lease year, rent will be calculated pursuant to a defined formula, but may not exceed 10% more than the basic rent for the immediately preceding lease year. Basic rent, as calculated pursuant to the defined formula for the lease years commencing October 1, 1998, 1999 and 2000 was $24 million for the Operating Lease and $2.5 million for the Expansion Operating Lease.

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



Dated: May 14, 2001

                          Item 601(c) of Regulation S-K
                       Commercial and Industrial Companies
                           Article 5 of Regulation S-X

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CLARIDGE HOTEL AND CASINO CORPORATION'S FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

CIK                                                                  0000730409
Name                                      Claridge Hotel and Casino Corporation
Multiplier                                                                    1
Currency                                                                     US
Period Type                                                             Quarter
Fiscal Year End                                               December 31, 2001
Period start                                                   January 01, 2001
Period end                                                       March 31, 2001
Exchange rate                                                                 1
Cash and cash items                                                  18,227,000
Marketable securities                                                         0
Notes and accounts receivable-trade                                   8,156,000
Allowances for doubtful accounts                                        944,000
Inventory                                                               247,000
Total current assets                                                 29,504,000
Property, plant and equipment                                        44,423,000
Accumulated depreciation                                             13,551,000
Total assets                                                        104,906,000
Total current liabilities                                            21,172,000
Bonds, mortgages and similar debt                                             0
Preferred stock - mandatory redemption                                        0
Preferred stock - no mandatory redemption                                     0
Common stock                                                              5,000
Other stockholders' equity                                          (65,407,000)
Total liabilities and stockholders' equity                          104,906,000
Net sales of tangible products                                                0
Total revenues                                                       43,032,000
Cost of tangible goods sold                                                   0
Total costs and expenses applicable
  to sale and revenues                                               27,434,000
Other costs and expenses                                             18,037,000
Provision for doubtful accounts and notes                                61,000
Interest and amortization of debt discount                                    0
Income before taxes and other items                                  (2,500,000)
Income tax expense                                                            0
Income/loss from continuing operations                               (2,500,000)
Discontinued operations                                                       0
Extraordinary items                                                           0
Cumulative effect-change in accounting
  principles                                                                  0
Net income or loss                                                   (2,500,000)
Earnings per share - basic                                                 (.49)
Earnings per share - diluted                                               (.49)